Form 10QSB
period 1996-03-31
ONE FINANCIAL PLACE LTD PARTNERSHIP
filed 1996-05-15
CIK 739918

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number 0-13441



                ONE FINANCIAL PLACE LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)



        Illinois                                        04-2807084
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


One International Place, Boston, MA                             02110
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      NO

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                              (UNAUDITED) (NOTE 1)



                                                                          Three Months Ended,
                                                                              March 31,
                                                                         1996                          1995
                                                                        -------                       ------

REVENUES:
    Interest income............................................       $       0                          $       0
                                                                      ---------                          ---------


EXPENSES:
    Management fees............................................          62,500                             62,500
    Professional fees..........................................             250                                250
                                                                      ---------                          ---------
         TOTAL EXPENSES........................................          62,750                             62,750
                                                                      ---------                          ---------

         NET LOSS..............................................       $ (62,750)                         $ (62,750)
                                                                      =========                          =========

Net Loss allocated to General
    Partners...................................................       $  (1,255)                         $  (1,255)
                                                                      =========                          =========

Net Loss allocated to Limited Partners.........................       $ (61,495)                         $ (61,495)
                                                                      =========                          =========

Net Loss per Unit of Investor
    Limited Partnership Interest...............................       $ (111.81)                         $ (111.81)
                                                                      =========                          =========


The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                                      ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                              STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                                     (NOTE 1)


                                                      ASSETS

                                                                             March 31,              December 31,
                                                                                  1996                 1995
                                                                               (Unaudited)            (Audited)

ASSETS:

    Cash.......................                                                   $        18        $        18
    Investment in Operating Partnership (Note 3)    .......                                 -                  -
                                                                                  -----------            --------

                                                                                  $        18        $        18
                                                                                  ===========        ===========

LIABILITIES:

    Notes and fees payable - related parties........................              $ 2,246,836        $ 2,184,086
                                                                                  -----------        -----------
                                                                                  $ 2,246,836        $ 2,184,086
                                                                                  -----------        -----------


CONTINGENCIES AND COMMITMENTS (Note 3)

PARTNERS' CAPITAL (DEFICIT):

    Limited partners, 550 units authorized and
         outstanding......................                                        $ 2,092,481        $ 2,153,976
    General partners........................                                       (4,339,299)        (4,338,044)
                                                                                  -----------        -----------
                                                                                   (2,246,818)        (2,184,068)

                                                                                  $        18        $        18
                                                                                  ===========        ===========


                       The accompanying notes are an integral part of these consolidated financial statements.


                                          ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                                                 STATEMENTS OF CASH FLOWS

                                                   (UNAUDITED) (NOTE 1)


                                                                               For the Three Months Ended
                                                                                        March 31,
                                                                                  1996                1995
                                                                               ----------          -------


Cash flows from operating activities:
    Net loss...........................................................            $ (62,750)          $ (62,750)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
         Changes in assets and liabilities:
           Increase in fees payable....................................               62,750              62,750
           Decrease in accrued expenses................................                 -                   -
                                                                                   ---------           ------

             Net cash provided (used) by operating
              activities...............................................                    0                   0
                                                                                   ---------           ---------

Net increase (decrease) in cash and
  cash equivalents.....................................................                    0                   0

Cash and cash equivalents, beginning of period.........................                   18                  47
                                                                                   ---------           ---------

Cash and cash equivalents, end of period...............................            $      18           $      47
                                                                                   =========           =========


               The accompanying notes are an integral part of these consolidated financial statements.

                                          ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                                        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                   (UNAUDITED) (NOTE 1)


                                                Investor          Special
                                                Limited           Limited       General
                                                Partners          Partner       Partners              Total

Balance, December 31, 1995...................    $2,161,812          $(7,836)        $(4,338,044)          $(2,184,068)
Net loss.....................................       (61,489)              (6)             (1,255)              (62,750)
                                                 ----------          -------         -----------           -----------
Balance, March 31, 1996......................    $2,100,323          $(7,842)        $(4,339,299)          $(2,246,818)
                                                 ==========          =======         ===========           ===========


Balance, December 31, 1994...................    $2,425,631          $(7,809)        $(4,332,659)          $(1,914,837)
Net loss.....................................       (61,489)              (6)             (1,255)              (62,750)
                                                 ----------          -------         -----------           -----------
Balance, March 31, 1995......................    $2,364,142          $(7,815)        $(4,333,914)          $(1,977,587)
                                                 ==========          =======         ===========           ===========






                       The accompanying notes are an integral part of these consolidated financial statements.


                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996

                                   (UNAUDITED)



1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

         The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and
         regulations   of  the   Securities   and   Exchange   Commission.   The
         Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest annual report on Form 10-K.

         The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1996.


2.       TAXABLE LOSS

         The Partnership's taxable loss for 1996 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of depreciation incurred by the Operating Partnership and differences in the recognition of expenses accrued and payable to related parties (who are unaffiliated with the general partner) not deductible until the year of payment for tax purposes.


3.       INVESTMENT IN OPERATING PARTNERSHIP

         The Partnership accounts for its investment in One Financial Place Partnership (the "Operating Partnership") using the equity method of accounting. Under the equity method of accounting, the initial investment is recorded at cost, increased or decreased by the Partnership's share of income or losses, and decreased by distributions. Equity in the loss of the Operating Partnership is no longer recognized once the investment balance reaches zero.

         The loss  from the  Operating  Partnership,  not  recognized  since the
         investment   balance   reached  zero,   will  be  offset   against  the
         Partnership's share of future income from the Operating Partnership

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary source of liquidity is distributions from Financial Place 1994 ("New LP") and OFP Corporation ("Newco"). New LP and Newco are the sole partners of One Financial Place Partnership (the "Operating Partnership"). The Operating Partnership owns and operates a 39 story office building and a three-story trading annex located in Chicago, Illinois. The Partnership has not received any distributions for the past five years and none are expected in the foreseeable future if at all.

          The Partnership requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. Although there is no requirement to do so, Winthrop Financial Co., Inc. ("Winthrop"), a general partner of the Registrant, has made loans to the Partnership since 1991 to cover the cost of these operating expenses. There can be no assurance, however, that Winthrop will continue to fund the Partnership's operating deficits. To date, Winthrop has advanced $184,336 to the Partnership, of which $250 was advanced during the first quarter of 1996. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Partnership receives from Newco or New LP. The loans are to be repaid prior to the Partnership making any cash distributions to its Limited Partners. In addition, an investor service fee payable to an affiliate of the General Partner of $250,000 per year continued to be accrued during the period ending March 31, 1996. At March 31, 1996, the amount accrued was $2,062,500.


          At this time, however, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the Property and the market in which it is located. The ability to hold and operate the property is dependent upon the Operating Partnership's ability to refinance the Property. However, given the level of debt encumbering the Property, it is not likely the Operating Partnership will be able to refinance the Property for an amount sufficient to retire the debt, or realize any proceeds from a disposition of the Property.

PART II-OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: No report on Form 8-K was filed during the period.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                                  (Registrant)


                                    By:  Winthrop Financial Co., Inc.,
                                         One if its General Partners


                                         By: /s/ Michael L. Ashner
                                                 Michael L. Ashner
                                                 Chief Executive Officer

                                         By: /s/ Edward V. Williams
                                                 Edward V. Williams
                                                 Chief Financial Officer




DATED:   May 14, 1996