Form 10QSB
period 1996-06-30
ONE FINANCIAL PLACE LTD PARTNERSHIP
filed 1996-08-14
CIK 739918

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996     Commission File Number 0-13441



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
                              (UNAUDITED) (NOTE 1)



                                                                   Three Months Ended,                 Six Months Ended,
                                                                       June 30,                             June 30,
                                                                1996               1995            1996              1995
                                                             ------------------------------------------------------------

REVENUES:
Interest income                                              $    -            $    -           $    -            $    -
                                                             ---------         ---------        ---------         ------


EXPENSES:
  Administrative                                             $   1,050         $   1,582        $   1,050         $   1,582
  Management fees                                               62,500            62,500          125,000           125,000
  Professional fees                                              6,750            17,315            7,000            17,565
                                                             ---------         ---------        ---------         ---------
TOTAL EXPENSES                                                  70,300            81,397          133,050           144,147
                                                             ---------         ---------        ---------         ---------

NET LOSS                                                     $ (70,300)        $ (81,397)       $(133,050)        $(144,147)
                                                             =========         =========        =========         =========

Net Loss allocated to General
  Partners                                                   $  (1,406)        $  (1,628)       $  (2,661)        $  (2,883)
                                                             =========         =========        =========         =========

Net Loss allocated to Limited
  Partners                                                   $ (68,894)        $ (79,769)       $(130,389)        $(141,264)
                                                             =========         =========        =========         =========

Net Loss per Unit of Investor
  Limited Partnership Interest                               $ (125.26)        $ (145.03)       $ (237.07)        $ (256.84)
                                                             =========         =========        =========         =========


 The accompanying notes are an integral part of these consolidated financial statements.

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                    (NOTE 1)


                                     ASSETS

                                                               June 30,                       December 31,
                                                                1996                             1995
                                                            (Unaudited)                        (Audited)

ASSETS:

  Cash                                                     $        18                        $        18
  Investment in Operating
    Partnership, Note 3                                           -                                  -
                                                           -----------                   -------------
                                                           $        18                        $        18
                                                           ===========                        ===========

LIABILITIES:

  Notes and fees payable
    - related parties                                      $ 2,317,136                        $ 2,184,086
                                                           -----------                   ----------------
                                                           $ 2,317,136                        $ 2,184,086
                                                           -----------                   ----------------


CONTINGENCIES AND COMMITMENTS (Note 3)

PARTNERS' CAPITAL (DEFICIT):

  Limited partners, 550 units authorized and
    outstanding                                            $ 2,023,587                        $ 2,153,976
  General partners                                          (4,340,705)                        (4,338,044)
                                                           -----------                        -----------
                                                            (2,317,118)                        (2,184,068)
                                                           -----------                        -----------

                                                           $        18                        $        18
                                                           ===========                        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                              (UNAUDITED) (NOTE 1)


                                                                               For the Six Months Ended
                                                                                        June 30,
                                                                                  1996                1995
                                                                               ----------          -------


Cash flows from operating activities:
    Net loss...........................................................            $(133,050)          $(144,147)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
         Changes in assets and liabilities:
           Increase in fees payable....................................              125,000             125,000
                                                                                   ---------           ---------

             Net cash provided (used) by operating
              activities...............................................               (8,050)            (19,147)
                                                                                   ---------           ---------

Cash flows from financing activities:
  Proceeds from related party notes....................................                8,050              18,896
                                                                                   ---------           ---------

    Net cash provided by financing activities..........................                8,050              18,896
                                                                                   ---------           ---------

Net increase (decrease) in cash and
  cash equivalents.....................................................                    0                (251)

Cash and cash equivalents, beginning of period.........................                   18                  47
                                                                                   ---------           ---------

Cash and cash equivalents, end of period...............................            $      18           $    (204)
                                                                                   =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                              (UNAUDITED) (NOTE 1)


                                                Investor          Special
                                                Limited           Limited       General
                                                Partners          Partner       Partners              Total

Balance, December 31, 1995...................    $2,161,812          $(7,836)        $(4,338,044)          $(2,184,068)
Net loss.....................................      (130,376)             (13)             (2,661)             (133,050)
                                                 ----------          -------         -----------           -----------
Balance, June 30, 1996.......................    $2,031,436          $(7,849)        $(4,340,705)          $(2,317,118)
                                                 ==========          =======         ===========           ===========


Balance, December 31, 1994...................    $2,425,631          $(7,809)        $(4,332,659)          $(1,914,837)
Net loss.....................................      (141,250)             (14)             (2,883)             (144,147)
                                                 ----------          -------         -----------           -----------
Balance, June 30, 1995.......................    $2,284,381          $(7,823)        $(4,335,542)          $(2,058,984)
                                                 ==========          =======         ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996

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

         The loss  from the  Operating  Partnership,  not  recognized  since the
         investment   balance   reached  zero,   will  be  offset   against  the
         Partnership's share of future income from the Operating Partnership.

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

         The Partnership requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. Although there is no requirement to do so, Winthrop Financial Co., Inc. ("Winthrop"), a general partner of the Registrant, has made loans to the Partnership since 1991 to cover the cost of these operating expenses. There can be no assurance, however, that Winthrop will continue to fund the Partnership's operating deficits. To date, Winthrop has advanced $192,136 to the Partnership, of which $7,800 was advanced during the second quarter of 1996. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Partnership receives from Newco or New LP. The loans are to be repaid prior to the Partnership making any cash distributions to its Limited Partners.

         At this time, however, it appears that the original investment objective of capital growth from the inception of the Partnership will not be attained and that Limited Partners will not receive a return of their investment capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the Property and the market in which it is located. The ability to hold and operate the property is dependent upon the Operating Partnership's ability to refinance the Property. However, given the level of debt encumbering the Property, it is not likely the Operating Partnership will be able to refinance the Property for an amount sufficient to retire the debt, or realize any proceeds from a disposition of the Property.

                            PART II-OTHER INFORMATION


         Item 6.         EXHIBITS AND REPORTS ON FORM 8-K


         A.  Exhibits

             Exhibit 27 - Financial Data Schedule

         B.  Reports on Form 8-K

             No Report on Form 8-K was required to be filed during the period.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                                  (Partnership)


                        By: Winthrop Financial Co., Inc.
                                A General Partner


                        By: /s/ Edward V. Williams
                                Edward V. Williams
                                Chief Financial Officer


                        By: /s/ Michael Ashner
                                Michael Ashner
                                Chief Executive Officer




DATED:    August 14, 1996