Form 10QSB
period 1996-09-30
ONE FINANCIAL PLACE LTD PARTNERSHIP
filed 1996-11-14
CIK 739918

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1996     Commission File Number 0-13441



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
                                                        (UNAUDITED) (NOTE 1)



                                                                       Three Months Ended,                Nine Months Ended,
                                                                               September 30,               September 30,
                                                                1996               1995            1996              1995
                                                             ------------------------------------------------------------

REVENUES:
Interest income                                              $    -            $    -           $    -            $    -
                                                             ---------         ---------        ---------         ------


EXPENSES:
  Administrative                                             $     628         $    -           $   1,678         $   1,833
  Management fees                                               62,500            62,500          187,500           187,500
  Professional fees                                                800                55            7,800            17,370
                                                             ---------         ---------        ---------         ---------
TOTAL EXPENSES                                                  63,928            62,555          196,978           206,703
                                                             ---------         ---------        ---------         ---------

NET LOSS                                                     $ (63,928)        $ (62,555)       $(196,978)        $(206,703)
                                                             =========         =========        =========         =========

Net Loss allocated to General
  Partners                                                   $  (1,279)        $  (1,251)       $  (3,940)        $  (4,119)
                                                             =========         =========        =========         =========

Net Loss allocated to Limited
  Partners                                                   $ (62,649)        $ (61,304)       $(193,038)        $(201,854)
                                                             =========         =========        =========         =========

Net Loss per Unit of Investor
  Limited Partnership Interest                               $ (113.91)        $ (111.46)       $ (350.98)        $ (367.01)
                                                             =========         =========        =========         =========


The accompanying notes are an integral part of these consolidated financial statements.

                                      ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                              STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                                     (NOTE 1)


                                                      ASSETS

                                                          September 30,                       December 31,
                                                                1996                             1995
                                                            (Unaudited)                        (Audited)

ASSETS:

  Cash                                                       $      18                         $       18
  Investment in Operating
    Partnership, Note 3                                           -                                  -
                                                           -----------                   -------------
                                                           $        18                        $        18
                                                           ===========                        ===========

LIABILITIES:

  Notes and fees payable
    - related parties                                      $ 2,381,064                        $ 2,184,086
                                                           -----------                   ----------------
                                                           $ 2,381,064                        $ 2,184,086
                                                           -----------                   ----------------


CONTINGENCIES AND COMMITMENTS (Note 3)

PARTNERS' CAPITAL (DEFICIT):

  Limited partners, 550 units authorized and
    outstanding                                            $ 1,960,938                        $ 2,153,976
  General partners                                          (4,341,984)                        (4,338,044)
                                                           -----------                        -----------
                                                            (2,381,046)                        (2,184,068)
                                                           -----------                        -----------

                                                           $        18                        $        18
                                                           ===========                        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                      ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                                             STATEMENTS OF CASH FLOWS

                                               (UNAUDITED) (NOTE 1)


                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                                  1996                1995
                                                                               ----------          -------


Cash flows from operating activities:

    Net loss...........................................................            $(196,978)          $(206,703)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
         Changes in assets and liabilities:
           Increase in fees payable....................................              187,500             187,500
                                                                                   ---------           ---------

             Net cash provided (used) by operating
              activities...............................................               (9,478)            (19,203)
                                                                                   ---------           ---------

Cash flows from financing activities:
  Proceeds from related party notes....................................                9,478              19,203
                                                                                   ---------           ---------

    Net cash provided by financing activities..........................                9,478              19,203
                                                                                   ---------           ---------

Net increase (decrease) in cash and
  cash equivalents.....................................................                    0                   0

Cash and cash equivalents, beginning of period.........................                   18                  47
                                                                                   ---------           ---------

Cash and cash equivalents, end of period...............................            $      18           $      47
                                                                                   =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                              (UNAUDITED) (NOTE 1)


                                                Investor          Special
                                                Limited           Limited       General
                                                Partners          Partner       Partners              Total

Balance, December 31, 1995...................    $2,161,812          $(7,836)        $(4,338,044)          $(2,184,068)
Net loss.....................................      (193,017)             (21)             (3,940)             (196,978)
                                                 ----------          -------         -----------           -----------
Balance, September 30, 1996..................    $1,968,795          $(7,857)        $(4,341,984)          $(2,381,046)
                                                 ==========          =======         ===========           ===========


Balance, December 31, 1994...................    $2,425,631          $(7,809)        $(4,332,659)          $(1,914,837)
Net loss.....................................      (202,548)             (21)             (4,134)             (206,703)
                                                 ----------          -------         -----------           -----------
Balance, September 30, 1995..................    $2,223,083          $(7,830)        $(4,336,793)          $(2,121,540)
                                                 ==========          =======         ===========           ===========






The accompanying notes are an integral part of these consolidated financial statements.

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary source of liquidity is distributions from Financial Place 1994 ("New LP") and OFP Corporation ("Newco"). New LP and Newco are the sole partners of One Financial Place Partnership (the "Operating Partnership"). The Operating Partnership owns and operates a 39 story office building and a three-story trading annex located in Chicago, Illinois ("The Property"). The Partnership has not received any distributions for the past five years and none are expected in the foreseeable future if at all.

         The Partnership requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. Although there is no requirement to do so, Winthrop Financial Co., Inc. ("Winthrop"), a general partner of the Registrant, has made loans to the Partnership since 1991 to cover the cost of these operating expenses. There can be no assurance, however, that Winthrop will continue to fund the Partnership's operating deficits. To date, Winthrop has advanced $193,564 to the Partnership, of which $1,428 was advanced during the third quarter of 1996. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Partnership receives from Newco or New LP. The loans are to be repaid prior to the Partnership making any cash distributions to its Limited Partners.

         At this time, however, it appears that the original investment objective of capital growth from the inception of the Partnership will not be attained and that Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the Property and the market in which it is located. The ability to hold and operate the property is dependent upon the Operating Partnership's ability to refinance the Property. However, given the level of debt encumbering the Property, it is not likely the Operating Partnership will be able to refinance the Property for an amount sufficient to retire the debt, or realize any proceeds from a disposition of the Property. As a result, it is unlikely that the Partnership will receive distributions from the New LP or Newco in the foreseeable future.



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




DATED:    November 14, 1996