Form 10KSB
period 1996-12-31
ONE FINANCIAL PLACE LTD PARTNERSHIP
filed 1997-03-31
CIK 739918

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                 Commission File
For the fiscal year ended December 31, 1996      Number  0-13441

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
        (Exact name of small business issuer as specified in its charter)

            Illinois                                       04-2807084
(State of other jurisdiction of                          (I.R.S. Employee
incorporation or organization)                         Identification Number)

One International Place, Boston, Massachusetts                 02110
     (Address of principal executive offices)              (Zip  Code)

         Registrant's telephone no., including area code: (617) 330-8600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant had no revenues for its most recent fiscal year.

No market exists for the limited partnership interests of the Registrant, and, therefore, a market value for such interests cannot be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-KSB                            Document
In Which Document is
    Incorporated

Part        I                                      The Confidential Memorandum
                                                   filed  as  Exhibit  28 to the
                                                   Registrant's     Registration
                                                   Statement on Form 10 filed on
                                                   August    29,    1985    (the
                                                   "Confidential Memorandum").

                                                   Registrant's      Explanatory
                                                   Statement  dated  January 15,
                                                   1988  and  filed  as  Exhibit
                                                   28(i)  to  the   Registrant's
                                                   Annual  Report on Form 10-KSB
                                                   for the year  ended  December
                                                   31,  1987 and filed on August
                                                   22, 1989.

                                                   Pages 4-5 of the Registrant's
                                                   Annual  Report on Form 10-KSB
                                                   for the year  ended  December
                                                   31,  1987 and filed on August
                                                   22, 1989.

                                                   Registrant's        "Investor
                                                   Partnership's  Report"  filed
                                                   under  Registrant's   Current
                                                   Report  on  Form  8-K for the
                                                   period  ending   January  19,
                                                   1995 and filed on February 2,
                                                   1995.


Transitional Small Business Disclosure Format:  Yes ___  No  X

                                     PART I

Item 1.           Description of Business.

Organization

         One Financial Place Limited Partnership (the "Registrant") was organized under the Uniform Limited Partnership Act of the State of Illinois as of November 1, 1983, for the purpose of becoming a general partner of One Financial Place Partnership, an Illinois general partnership (the "Operating Partnership"), which owned and operated a 39-story office building and a three-story trading annex located at 440 South LaSalle Street, Chicago, Illinois (the "Property"). The general partners of the Registrant are Winthrop Financial Co., Inc. ("Winthrop" or the "Managing General Partner"), Winthrop Interim Partners I, a Limited Partnership ("WIPI") and Linnaeus-Phoenix Associates Limited Partnership ("Linnaeus") (collectively, the "General Partners").

         The Registrant's only business is investing in and acting as a general partner of the Operating Partnership. The Operating Partnership's only business was to own and operate the Property. The general partners of the Operating Partnership were, until the Effective Date of the Plan (as discussed below) (i) Casati-Heise Partnership ("Casati-Heise"), an Illinois general partnership which acted as the managing general partner for the purpose of handling the day to day business of the Operating Partnership, (ii) Option Center, Ltd. ("Option Center"), an Illinois corporation, (iii) MSE Real Estate Investments, Inc. ("MSE"), an Illinois corporation, and (iv) the Registrant. Casati-Heise, Option Center and MSE, collectively, are hereinafter referred to as the "Development Partners".

         The Registrant acquired its interest in the Operating Partnership in exchange for a capital contribution in the amount of $47,900,000, payable in installments. As of March 1986, the entire capital contribution had been paid. The terms of the Registrant's investment in the Operating Partnership and the terms of the partnership agreement of the Operating Partnership are described on pages 51-56 of the Confidential Memorandum filed as Exhibit 28 to the Registrant's Registration Statement filed on Form 10 on April 27, 1985, as amended by Amendment No. 1 thereto filed on Form 8 on August 29, 1985 (the "Confidential

Memorandum"), which description is incorporated herein by this reference, except as follows:

         As discussed below, on November 28, 1994, the Registrant's limited partnership agreement was amended and on November 29, 1994 an involuntary petition under chapter 11 of the United States Bankruptcy Code was filed with respect to the Operating Partnership and the Operating Partnership also filed its plan of reorganization. On January 31, 1995 the Operating Partnership's plan of reorganization became effective, which plan modified the terms of the Operating Partnership's general partnership agreement and the terms of all the secured indebtedness of the Operating Partnership and eliminated all existing defaults under such debt. The Operating Partnership's plan of reorganization is described on pages 2-3 of the "Investor Partnership's Report" on Form 8-K for the period ending January 19, 1995 which was filed on February 2, 1995 and which description is incorporated herein by reference.

         The Registrant was initially capitalized with contributions totaling $202,100 from the General Partners and the Special Limited Partner. On June 30, 1984, the Registrant completed an offering of 550 units of limited partnership interest ("Units") in the Registrant to limited partners ("Limited Partners"), raising capital contributions of $90,285,800, payable in installments pursuant to the terms of promissory notes ("LP Notes"). As of January 15, 1988, the Limited Partners' capital contributions had been paid in full. The offering of Units was made pursuant to a Confidential Memorandum dated February 20, 1984 (the "Confidential Memorandum") in reliance on Regulation D promulgated under the Securities Act of 1933.

         The Operating Partnership originally obtained a $153,700,000 first mortgage loan (the "First Travelers Loan") from The Travelers Insurance Company ("Travelers") and a $4,000,000 second mortgage loan from the City of Chicago, funded by a grant from the United States Department of Housing and Urban
Development (the "UDAG Loan"). On July 8, 1987, the Operating Partnership borrowed an additional $20,000,000.00 from Travelers (the "Subordinate Travelers Loan") (the "First Travelers Loan" and the "Subordinate Travelers Loan" are collectively referred to as the "Travelers Loan") and in connection therewith granted a subordinate mortgage note to Travelers. In addition, during 1987 the Operating Partnership obtained a line of credit from the Northern Trust Company (the "Northern Trust Loan"). The original commitment amount was $3,000,000.00 which was increased to $4,000,000.00 in 1989 and to $6,500,000.00 in 1991. As of December 31, 1996, the outstanding balance of the Northern Trust Loan was $2,800,000.

         As a result of a depressed real estate market in the Chicago area and below market rental rates at the Property, the Operating Partnership defaulted on the Travelers Loan and the UDAG Loan. After a series of negotiations during the early 1990's, on July 27, 1994, the Operating Partnership and certain of its general partners reached an "Agreement Regarding Contemplated Restructuring and Certain Documents Related Thereto" with Travelers, which provided, among other things, that Travelers would defer a portion of the Operating Partnership's debt service, extend the maturity date of the Travelers Loan to October 1, 1998, and not require any contribution of funds related to the restructuring, except by the Development Partners. In exchange for these concessions, the Operating Partnership agreed to give Travelers greater control over the Property and its operations. Travelers, the Operating Partnership and certain of the general partners (including the Registrant) also agreed to consummate the restructuring by obtaining the bankruptcy court's approval of the Operating Partnership's plan of reorganization to be entered with the court, which also provided for the restructuring of the Operating Partnership's other debt. The proposed restructure was subject to various approvals, including the approval of the City of Chicago, the Northern Trust Company and the Limited Partners.

         Such approvals were obtained and on November 29, 1994, an involuntary petition under chapter 11 was filed with respect to the Operating Partnership in the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division (the "Court"), Case No. 94 B 23642. On December 1, 1994 an Order of Relief was entered whereby the Court assumed jurisdiction over the action.

         At the same time, Limited Partners also approved an amendment to the Registrant's partnership agreement (the "Amendment"), which amendment was required to facilitate the agreements reached between Travelers, the Operating Partnership and the partners thereof.

         On January 31, 1995 (the "Effective Date"), a Plan of Reorganization for the Operating Partnership (the "Plan") became effective pursuant to an Order Confirming Plan of Reorganization for One Financial Place Partnership entered January 19, 1995, by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division in Case No. 94B23642.

         The Plan modifies the terms of the Travelers Loan, the UDAG Loan and the Northern Trust Loan (collectively, the "Loans"), and on the Effective Date eliminated all existing defaults under the Loans. Under the Plan, Travelers agreed to (i) defer collection of an aggregate amount of approximately $16,800,000 through June 1994 (which consisted of funds previously advanced by Travelers for the payment of real estate taxes and debt service previously deferred), (ii) reduce current debt service by an aggregate amount of approximately $16,800,000 thereafter, (iii) extend the maturity date of the Travelers Loan by three years to October 1, 1998 with reduced current debt service through such date and (iv) not require the Operating Partnership to contribute any additional funds. In exchange for these concessions, the Operating Partnership gave Travelers greater control over the Property and its operations by (a) agreeing that any positive cash flow after the payment of debt service will be deposited into a reserve held by Travelers, which cannot be distributed to the Operating Partnership and can only be used to fund any cash flow deficits of the Property, (b) expanding the events of default under the Travelers Loan documents, (c) agreeing that Travelers would have approval rights with respect to property budgets, leasing and capital improvements, (d) agreeing to defer and subordinate 75% of the Development Partners' management fees to pay certain expenses and to pay the debt service under the UDAG Loan and the Northern Trust Loan, (e) agreeing to pay other possible costs by the Development Partners, and (f) agreeing that the Operating Partnership would only have the right to receive cash proceeds upon a sale or refinancing of the Property after repayment of the Loans.

         In addition, the Plan required Winthrop Financial Associates, A Limited Partnership ("WFA"), the sole shareholder of the sole shareholder of Winthrop, the Development Partners and certain of their affiliates to execute various guarantees of a portion of the Travelers Loan, which guaranties are intended to prevent the General Partners, Development Partners and their affiliates from taking any action or permitting the Operating Partnership, the Registrant or other affiliates to take any action, to prevent Travelers from taking ownership of the Property in the event of a default.

         Further, under the Plan, each of the Registrant, the Development Partners and MSE received interests in Financial Place 1994 Limited Partnership, an Illinois limited partnership ("New LP") and received shares in OFP Corporation, an Illinois corporation ("Newco") in place of their prior partnership interest in the Operating Partnership and Newco and New LP became the sole general partners of the reconstituted Operating Partnership with Newco acting as managing general partner. Newco will also serve as the managing general partner of New LP and the business and affairs of Newco shall be managed directly by the Registrant and the Development Partners, the shareholders of Newco. The provisions regarding Major Decisions (which are defined in the Articles of Shareholders of Newco (the "Newco Articles") as those basic business judgments which establish the economic parameters of the operation of the business of Newco, New LP and the Operating Partnership) are substantially similar to those contained in the prior partnership agreement of the Operating Partnership except that a decision to file a bankruptcy case against Newco, New LP or the Operating Partnership is defined as a Major Decision in the Newco
Articles, requiring the consent of 100% of the shareholders. The Plan also provided any prior general partner of the Operating Partnership the option to become a general partner of New LP if certain conditions were met. The prior general partners of the Operating Partnership who did not elect to become general partners of the New LP became limited partners of the New LP. As of March 15, 1997, only the Registrant has become a general partner of New LP.

         Under the prior amended and restated partnership agreement of the Operating Partnership, the Registrant had the right to become the managing partner of the Operating Partnership under certain circumstances, including the occurrence of a default under any document or instrument relating to any debt of the Operating Partnership or secured by any assets of the Operating Partnership, the balance of which at such time exceeds $1,000,000. Under the amended partnership agreement of the Operating Partnership, the Registrant no longer has the right to become the managing partner of the Operating Partnership.

         In addition, the amended partnership agreement of the Operating Partnership gave the Registrant the right to cause the Operating Partnership to enter into a major capital event, such as the sale or refinancing of the Property, without the need for the consent or approval of any other partner or any other person, provided that the proceeds are sufficient to cover priorities First through Fourth of the Amended Allocations set forth below.

         The allocation of cash distributions among the Registrant, the Development Partners and MSE is revised under the reconstituted Operating Partnership. The following table sets forth the previous allocation provisions and the amended allocation provisions. The description of the amended allocations is a consolidation of the allocation provisions of the Operating Partnership Agreement, New LP partnership agreement and the Articles of Shareholders of Newco.


                 Prior Allocations                Amended Allocations

First:           Repay Travelers, UDAG and        No change
                 Northern Trust

Second:          Repay loans from Development     No change
                 Partners, excluding all amounts
                 advanced by Financial Place
                 Corporation ("FPC") to the
                 Operating Partnership pursuant
                 to that certain Agreement
                 Related to Advances dated
                 August 31, 1992 between FPC and
                 the Operating Partnership ("FPC
                 Loans")

Third:           Next $22.5 million, 1/3 to       No change
                 Registrant and 2/3 to
                 Development Partners and MSE
                 (all but $4.4 million of this
                 priority has already been
                 distributed)

Fourth:          N/A                              50% to Registrant and 50% to
                                                  FPC until all accrued and
                                                  unpaid fees payable by the
                                                  Operating Partnership to FPC
                                                  and the FPC Loans are paid in
                                                  full

Fifth:           To Registrant, 100% of $110      To Registrant, 100% of $50
                 million reduced by 50% of an     million reduced by 50% of any
                 distributions to Registrant      distributions to Registrant
                 under Third above                under Third and Fourth above

Sixth: The balance, 50% to Registrant The balance, approximately 75% and 50% to Development Partners to Registrant approximately 25%
                 and MSE                         to Development Partners and MSE

         Appropriate   conforming  changes  would  be  made  to  the  provisions
governing the allocation of items of taxable income, gain, loss, deduction or credit.

         Finally, the restructuring required the following additional material changes to the Operating Partnership Agreement, which changes are included in the Amendment:

         1.  Removal  of  the  condition  that  any  sale,   exchange  or  other
disposition of the Registrant's interest in the Operating Partnership requires the consent of at least 51% of the Limited Partners.

         2. The ability of 50% or more of the Limited Partners to remove a General Partner was deleted.

         3. One or more of the General Partners now have the right to assign all or any portion of its general partner interest to any one or more of its affiliates without the consent of any other partner or partners.

         4. Consent requirements of the Development Partners and the Limited Partners have been imposed with respect to bankruptcy filings.

         5. FPC now has the option, in its sole discretion, to become the sole general partner of the Registrant only if certain conditions occur and for so long as any portion of the Travelers Loan remains outstanding.

         The Managing General Partner believes that the Operating Partnership will not be able to satisfy the Travelers Loan, as modified, at maturity on October 1, 1998. In addition, it is not expected that the Property will have sufficient value to enable the Loans to be refinanced. Accordingly, it is likely that the Property will be lost at maturity of the Travelers Loan.

Employees

         The Registrant has no employees. Services are performed for the Registrant by its General Partners and the agents retained by them.

Insurance

         Based on information received from the general partner of the Operating Partnership, the General Partners believe that the Property is adequately insured.

Capital Improvements

         Based on information received from the general partner of the Operating Partnership, the General Partners believe that no significant capital improvements are planned in the near future for the Property other than tenant improvements which are incidental to the leasing-up of the Property.

Change in Control

     On December 22, 1984, pursuant to an Investment Agreement entering into among Nomura Asset Capital Corporation ("NACC"), Mr. Arthur J, Halleran, Jr. and certain other individuals who comprised the senior management of WFA, transferred the general partnership interest in Linnaeus Associates to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company L.L.C. ("Realtyco"). The equity securities of Realtyco are were held by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty-four percent (34%) limited partnership interest. As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers and directors. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange Act."

Item 2.           Description of Business.

         The Registrant has no properties other than its indirect interest in the Operating Partnership. For a description of the Operating Partnership's properties, see Item 1 above.


Item 3.           Legal Proceedings.

         To the best of the Registrant's knowledge, there are no material pending legal proceedings to which it is a party or to which its properties are subject.


Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

                                                      PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.

         There is no established public trading market for the Units. Transfers of Units are infrequent and occur only through private transactions.

         As of March 15, 1997, there were 630 holders of 550 outstanding Units.

         The Registrant's partnership agreement provides that Operating Revenues (as defined therein) shall be distributed from time to time to its partners in specified proportions and according to specified priorities. As a result of the Plan, all excess cash flow of the Operating Partnership, if any, is first used to establish reserves, pay operating expenses and satisfy the Loans. Accordingly, there were no distributions paid or accrued to the Limited Partners during the year ended December 31, 1996 and 1995. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's future distributions.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

         The  Registrant  was  formed  for  the  purposes  of  investing  in the
Operating Partnership. The Registrant requires cash to pay general and administrative expenses, including audit, printing and mailing costs. The Registrant has not received any cash distributions from the Operating Partnership during the last five years, nor are any cash distributions expected from Operating Partnership in the foreseeable future.

         Winthrop made loans to the Registrant to cover general and administrative expenses in 1991 through 1996, in the aggregate amount of $245,590, including $61,504 in 1996 and $19,202 in 1995, and has, through 1996, deferred $2,250,000 of its investor service fee (which fee equals $250,000 per year). Consequently, the Registrant will require cash to repay such loans, pay accrued and future investor service fees and general and administrative expenses. Given the current status with the mortgage lenders, there will not be any cash distributions from the Operating Partnership in the near future, and the Registrant will have to rely on additional operational advances from the General Partners (although there is no obligation under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits) as well as continual deferral of their investor services fees. As discussed in "Item 1, Description of Business" the Operating Partnership achieved confirmation of its Plan, which restructured its debt and partnership arrangements. Upon such restructuring, the Operating Partnership did not recognize gain or loss and the General Partners believe that the effectuation of the Plan and the restructuring implemented thereby will not have a material effect on the liquidity of the Operating Partnership or the Registrant. The principal effect of the restructuring is that it provides the an opportunity for Limited Partners to retain an ownership interest in the Property, delay the tax effects of foreclosure and benefit should there be a sufficient upturn in the Chicago commercial real estate market.

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

Results of Operations

         The results of operations in 1996 did not differ significantly from those in 1995. It is expected that the Registrant's results of operations in future years will be similar to those in 1996. The Registrant did not receive any revenues in 1996. The expenses of the Registrant have been the investor service fee and administrative expenses. Such expenses and the lack of revenues have caused a substantial loss from operations.

         The Registrant's equity in the loss of the Operating Partnership has been $0 since 1990. The Registrant accounts for its investment in the Operating Partnership under the equity method of accounting, which permits the deferral of the recognition of loss which would cause the investment account to become negative since the Registrant has no obligation to fund such losses. Under the equity method of accounting, the initial investment account is recorded at cost, increased or decreased by the Registrant's share of income or losses and decreased by distributions. In 1989, the investment account was reduced to zero and the Registrant begin deferring the recognition of its equity in the losses. In 1995 and 1996, $8,489,415 and $7,399,594, respectively, was deferred. At December 31, 1996, the cumulative unrecognized loss was $70,045,296. The equity method of accounting is used solely for financial reporting purposes; all losses continue to be recognized for tax purposes.
 The cumulative deferred losses will be offset against the Registrant's share of any future income from the Operating Partnership

     While the financial statements are presented on the equity method, the Registrant's primary asset is its interest in Newco and New LP which collectively own a 100% interest in the Operating Partnership which owns the Property. It is, therefore, appropriate to briefly describe the results of the Property operations as reported by Newco, the managing general partner of the Operating Partnership.

         The Property, while well-regarded in the marketplace and relatively well-leased as compared to the market, has been affected by the market downturn.

         The ability of the Property to continue operations for the long term will depend upon the Operating Partnership's success under its restructured debt. See "Item 1, Description of Business."


Item 7. Financial Statement.


ONE FINANCIAL PLACE LIMITED PARTNERSHIP
INDEPENDENT AUDITORS' REPORT



FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995:

   Balance Sheets

   Statements of Operations

   Statements of Changes in Partners' Deficit

   Statements of Cash Flows

   Notes to Financial Statements



INDEPENDENT AUDITORS' REPORT


To the Partners of
   One Financial Place Limited Partnership:

We have audited the accompanying balance sheet of One Financial Place Limited Partnership (an Illinois limited partnership) as of December 31, 1996, and the related statements of operations, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of One Financial Place Limited Partnership as of December 31, 1995 and for the year then ended were audited by other auditors whose report, dated February 14, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to about present fairly, in all material respects, the financial position of One Financial Place Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche, LLP
Boston, Massachusetts
March 24, 1997




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
One Financial Place Limited Partnership:

We have audited the accompanying balance sheets of One Financial Place Limited Partnership (an Illinois limited partnership) as of December 31, 1995 and the related statements of operations, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Financial Place Limited Partnership as of December 31, 1995, the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                      ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 14, 1996

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


ASSETS                                                                                   1996               1995

ASSETS - Cash
                                                                                     $        18.00     $        18.00
                                                                                              ------             -----

TOTAL ASSETS
                                                                                              18.00              18.00
                                                                                              ======             =====


LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES - Fees payable - related parties (Note 5)                                $ 2,495,590.00     $ 2,184,086.00

            Total liabilities                                                          2,495,590.00       2,184,086.00

PARTNERS' DEFICIT (Note 1):
  Limited partners, 550 units authorized and outstanding                               1,848,702.00       2,153,976.00
  General partners                                                                    (4,344,274.00)     (4,338,044.00)

            Total partners' deficit                                                   (2,495,572.00)     (2,184,068.00)

TOTAL LIABILITIES AND PARTNERS' DEFICIT                                                 $                  $
                                                                                              18.00              18.00
                                                                                              ======             =====

See notes to financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                             1996              1995

EXPENSES:
  General and administrative                                                             $     2,566.00    $     1,861.00
  Professional fees                                                                           58,938.00         17,370.00
  Management fee (Note 5)                                                                    250,000.00        250,000.00

            Total expenses                                                                   311,504.00        269,231.00

NET LOSS                                                                                    (311,504.00)      (269,231.00)

NET LOSS ALLOCATED TO GENERAL
  PARTNERS (Note 1)                                                                           (6,230.00)        (5,385.00)

NET LOSS ALLOCATED TO LIMITED
  PARTNERS (Note 1)                                                                        $(305,274.00)     $(263,846.00)

NET LOSS PER UNIT OF INVESTOR LIMITED
  PARTNERSHIP INTEREST                                                                   $      (555.00)   $      (479.67)

NUMBER OF INVESTOR LIMITED PARTNER UNITS
  OUTSTANDING
                                                                                                 550.00            550.00

See notes to financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                  Investor         Special
                                                  Limited          Limited           General
                                                  Partners         Partner          Partners            Total

BALANCE, JANUARY 1, 1995                        $ 2,425,631.00   $ (7,809.00)    $ (4,332,659.00)  $ (1,914,837.00)

  Net loss
                                                   (263,819.00)       (27.00)          (5,385.00)      (269,231.00)
                                                  ------------        -------          ----------      ------------

BALANCE, DECEMBER 31, 1995                        2,161,812.00     (7,836.00)      (4,338,044.00)    (2,184,068.00)

  Net loss
                                                   (305,243.00)       (31.00)          (6,230.00)      (311,504.00)
                                                  ------------        -------          ----------      ------------

BALANCE, DECEMBER 31, 1996                      $ 1,856,569.00   $ (7,867.00)    $ (4,344,274.00)   $(2,495,572.00)
                                                 =============     ==========      ==============    ==============


See notes to financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                 1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $(311,504.00)  $(269,231.00)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Changes in assets and liabilities
          - increase in fees apyable - related parties                        311,504.00     269,202.00

            Net cash used by operating activities                                      -         (29.00)

NET DECREASE IN CASH                                                                   -         (29.00)

CASH, BEGINNING OF YEAR                                                            18.00          47.00
                                                                                    ------         -----

CASH, END OF YEAR                                                             $    18.00     $    18.00


See notes to financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995
1.    ORGANIZATION

      One Financial Place Limited Partnership (the "Partnership") was formed in November 1983 under the Uniform Limited Partnership Act of the State of Illinois for purposes of acquiring and holding for investment a 50%
      general partnership interest in One Financial Place Partnership. One Financial Place Partnership (the "Operating Partnership"), which was formed as of March 20, 1982, was organized for the purpose of developing a parcel of land in Chicago, Illinois, consisting of approximately 55,600 square feet, and constructing a 39-story office tower and three-story trading annex containing a total of approximately 1,014,000 rentable square feet, which was placed in service in October 1984 (the "Project"). The Partnership will terminate on December 31, 2035, or sooner, in accordance with the terms of the Partnership Agreement. The General Partners of the Partnership are Winthrop Financial Co., Inc. ("Winthrop Financial"); Winthrop Interim Partners I, a limited partnership ("WIPI"); and Linnaeus-Phoenix Associates, Limited Partnership ("Linnaeus"). The Special Limited Partner is Mansur Investments, Ltd.

      In accordance with the limited partnership agreement, profits and losses are allocated 97.99% to the Investor Limited Partners, 2% to the General Partners and .01% to the Special Limited Partner.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) Financial Statements - The Partnership prepares its financial statements on the accrual basis of accounting. The Partnership accounts for its investment in the Operating Partnership on the equity method. Under the equity method of accounting, the investment cost (including amounts paid or accrued) is subsequently adjusted by the Partnership's share of the Operating Partnership's results of operations and by distributions received or accrued. Equity in the loss of the Operating Partnership is no longer recognized once the investment balance reaches zero.

       (b) Income Taxes - No provision for income taxes is reflected in the accompanying financial statements of the Partnership. Partners are required to report on their individual income tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership.

       (c) Syndication Costs - Each limited partner's capital account has been reduced by its pro rata share of syndication costs incurred by the Partnership.

3.    INVESTMENT IN OPERATING PARTNERSHIP

      On January 31, 1995 (the "Effective Date"), a Plan of Reorganization for the Operating Partnership (the "Plan") became effective pursuant to an Order Confirming Plan of Reorganization for the One Financial Place Partnership entered on January 19, 1995, by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, in Case No. 94B23642. The Plan was filed due to the Operating Partnership's default on its mortgage loans, UDAG Loan and Northern Trust Loan, all of which are discussed on the following pages.

      The Plan modified the terms of all the secured indebtedness of the Operating Partnership. The implementation of the Plan eliminated all existing defaults under the loans. Management of the Operating Partnership believes the terms of the Plan will enable the Operating Partnership to generate sufficient cash flow to meet its obligations until the maturity date of the loans. The modified terms of the loans pursuant to the Plan are summarized as follows:

       (a) First Mortgage Loan - The First Mortgage Loan consists of two parts: a $150,000,000 loan made on October 5, 1983 by an affiliate of The Travelers Insurance Company ("Travelers"), which accrues interest at the rate of 13% per annum (the "Office First Mortgage"), and a $3,700,000 loan made on May 27, 1986 by Travelers, which accrues interest at the rate of 13 3/4% per annum (the "Plaza/Garage First Mortgage"). The accrual rates were unchanged by the Plan through the original maturity date. As of the Effective Date, the amounts owed on each of these loans was divided into two parts, which are referred to in the Plan as the Outstanding Principal Balance and the Accrual Account. Subject to the deferral discussed hereafter, interest on the Accrual Account will continue to accrue quarterly but it will not be payable except in specified circumstances until the maturity of the loans. The Outstanding Principal Balance of the Office First Mortgage, which has been increased by advances made in 1993 and 1992 in the amounts of approximately $5,070,000 and $3,717,000, respectively, for the real estate taxes pursuant to the loan documents, is $157,249,494 as of the Effective Date. The principal balances of the Office First Mortgage and Plaza/Garage First Mortgage as reflected in the December 31, 1996 balance sheet of the Operating Partnership are $157,249,494 and $3,669,049, respectively.

          The maturity dates of both parts of the first mortgage loan have been extended to October 1, 1998.

          Both the Outstanding Principal Balance and the Accrual Account of the Office First Mortgage and the Plaza/Garage First Mortgage accrued interest at the original interest rates (13% and 13 3/4%, respectively) until September 30, 1995 (approximately the original maturity date of the loans). Thereafter, they accrued interest at 8.41% (the "Market Rate"). Interest is payable monthly on the Outstanding Principal Balance of the two loans at the rate of 8.0% per annum through December 31, 1996 and at the Market Rate thereafter. As an exception to the foregoing, the Plan provided that interest was not paid for the months of February 1995 through July 1995. In addition, the Plan provided that a portion of the interest for the months of December 1994 and January 1995 was not to be paid. All of the interest deferred pursuant to these provisions of the Plan was added to the Accrual Account balances of the two parts of the First Mortgage Loan, as was the excess of interest accruing on the loans after July 1995, over the current interest payments. No monthly principal amortization is required by the Plan.

          The Office First Mortgage and the Plaza/Garage First Mortgage may be prepaid at anytime.

     (a) First Mortgage Loan (Continued) - If the Office First Mortgage and the Plaza/Garage First Mortgage are repaid, whether by prepayment, acceleration or at maturity, and the fair market value of the building and the related real estate interest owned by the Operating Partnership exceeds the amounts under the Office First Mortgage, the Plaza/Garage First Mortgage and the Second Mortgage (the "Excess Value"), the Operating Partnership is required to pay contingent interest in an amount that, when added to the payments of interest already made by the Operating Partnership and otherwise required to be paid on repayment of the loans, would give the mortgages an internal rate of return 2% above the Market Interest Rate, provided that the contingent interest due cannot exceed the Excess Value. No accrual for such contingent interest has been recorded in the financial statements of the Operating Partnership.

     (b) Second Mortgage Loan - The Second Mortgage Loan is a $20,000,000 loan made on July 8, 1987 by Travelers which accrued interest at the rate of 10% per annum. The modification of the Second Mortgage under the Plan parallels that of the Office First Mortgage and the Plaza/Garage First Mortgage. As of the Effective Date, the amount owed on the Second Mortgage was also divided into an Outstanding Principal Balance and an Accrual Account. Subject to the deferral discussed hereafter, interest on the Outstanding Principal Balance will continue to be due and payable currently; interest on the Accrual Account will continue to accrue quarterly but it will not be payable except in specified circumstances until the maturity of the loans. The Outstanding Principal Balance of the Second Mortgage is $19,617,685 as of December 31, 1996 and the Effective Date.

          The maturity date of the Second Mortgage was extended to October 1, 1998.

           Both the Outstanding Principal Balance and the Accrual Account of the Second Mortgage accrued interest at the original interest rate of 10% until September 30, 1995 (approximately the original maturity date). Thereafter, it accrued interest at the Market Rate, as previously defined. Interest is payable monthly on the Outstanding Principal Balance of the Second Mortgage at the rate of 8.0% per annum through December 31, 1996 and at the Market Rate thereafter. The deferral of interest in regard to the Second Mortgage under the Plan covered the payments for December 1994 through July 1995. All of the deferred interest was added to the Accrual Account Balance of the Second Mortgage, as was the excess of interest accruing on the loan after July 1995, over the current interest payments. No monthly principal amortization is required by the Plan.

           The Second Mortgage may be prepaid at any time. If the first mortgage loans are repaid in full, amounts in the Reserve Account (see below) in excess of $5,000,000 with the exceptions stated below, will be applied to the Second Mortgage.

          The provisions for contingent interest stated above also apply to the Second Mortgage.

      (c) Accrual Account and Other Plan Provisions - The Accrual Account Balance as of December 31, 1996 and 1995, related to all the Travelers' mortgage loans, was $36,206,670 and $32,226,638, respectively, as reflected in the Operating Partnership's balance sheet under accrued interest on loans.

           During 1996 and 1995, Travelers applied approximately $14,442,900 and $6,232,000, respectively, of rental payments to interest.

       (c) Accrual Account and Other Plan Provisions (Continued) - Since mid-1992, all rents and other revenues generated from the Operating Partnership's business have been deposited in an interest-bearing bank account under the control of Travelers. Pursuant to the Plan, Travelers remits to the Operating Partnership funds sufficient to pay the operating expenses of the property, pays any interest due under the Plan and funds an escrow for real estate taxes. Any receipts in a month in excess of these requirements are transferred to a Reserve Account where it is available to the Operating Partnership to meet its obligations under the Plan. If the amount in the reserve account (except for amounts being held for specific uses, such as payment of real estate taxes or costs associated with signed leases) exceeds $5,000,000, Travelers has the right to apply the excess to the first mortgage loans. At December 31, 1996 and 1995, Travelers held approximately $14,669,000 and $14,691,000, respectively, of cash which is reflected in the balance sheets of the Operating Partnership as restricted cash and cash equivalents.

          Certain of the owners of the Operating Partnership's partners have issued guarantees that will become effective only if these owners force the Operating Partnership into bankruptcy. If a Forbearance Termination Event, as defined in the Plan, occurs, the property will revert to the first mortgage lenders.

          During 1996 and 1995, the Operating Partnership expensed approximately $3,200 and $932,000, respectively, of professional fees, relating to the Plan. Under the Plan, the Operating Partnership is responsible for specified professional fees of the lender incurred in connection with the Plan which are to be paid from cash flow of the property.

       (d) UDAG Loan - The Operating Partnership received a $4,000,000 loan under an Urban Development Action Grant ("UDAG Loan"). The UDAG Loan accrued interest at 12% until October 1987, at which time semiannual interest and principal payments became due based upon a 15-year amortization schedule and a 12% interest rate.

           Under the Plan, the interest rate was retroactively adjusted, and certain accrued interest amounts were capitalized. Specifically, the Plan provides that the interest rate payable on the UDAG Loan is simple interest at 12% per annum through July 1991, and simple interest at 4% per annum from August 1, 1991. The Operating
           Partnership has agreed to make quarterly payments to the City of Chicago in the amount of 54.75% of the management fee under the Management Agreement (this is possible because Financial Place Corporation agreed, in an amendment to the Management Agreement, that payment of a portion of its fee is to be deferred). The Plan makes these the only funds of the Operating Partnership that can be used to pay the UDAG Loan. These payments are to be applied first to interest, then to principal. The maturity date of the UDAG Loan is changed by the Plan to October 1, 1998 from September 30, 1995. The UDAG Loan may be prepaid at any time.

      (d) UDAG Loan (Continued) - As of the effective date of the Plan, $4,458,771 of interest on the indebtedness per the original agreement has been accrued. Pursuant to the Plan, as of the Effective Date, $3,161,220 of accrued interest was capitalized and added to the principal balance of the UDAG Loan. The remaining $1,297,551 of interest was forgiven. Under Statement of Financial Accounting Standards No. 15 ("SFAS No. 15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings," if the total future payments under the restructuring are less than the principal and accrued interest balance of the former loan at the time of restructuring, a gain on the restructuring should be recognized. As a result of this, the Operating Partnership reported a gain on restructuring the UDAG Loan in the amount of $180,000 for both 1996 and 1995 and recognized no interest expense for the years ended December 31, 1996 and 1995. It is expected that no interest expense will be recorded through the maturity of the loan.

          As of December 31, 1996, the principal balance and accrued interest on the UDAG Loan was $7,253,238 and $355,749, respectively. In accordance with SFAS No. 15, the accrued interest is classified in the balance sheet of the Operating Partnership as part of mortgage and construction notes payable.

       (e) Northern Trust Loan - The Plan provides that the interest rate payable to the Northern Trust Company under its loan will be reduced from the prime rate to 4% per annum on the Effective Date. The outstanding principal balance of the loan as of the Effective Date was $2,800,000. The Operating Partnership agreed to make quarterly payments to the Northern Trust Company in the amount of 20.25% of the management fee under the Management Agreement; the Plan makes these the only funds of the Operating Partnership that can be used to pay the Northern Trust Loan. These payments are to be applied first to interest then to principal. The maturity date of the Northern Trust Loan has been changed by the Plan to October 1, 1998. The Northern Trust Loan may be prepaid at any time. Under the Plan, the Northern Trust Company released its security for its loan. As of December 31, 1996, all accrued interest related to the Northern Trust Loan has been paid.

       (f) Operating Partnership Agreement (as Amended and Restated) - As a result of the Plan, the One Financial Place Partnership Agreement was amended and restated (the "Operating Partnership Agreement"). Under the Operating Partnership Agreement, OFP Corporation ("Newco") and Financial Place 1994 Limited Partnership ("NLP") became the partners of the Operating Partnership in January 1995. Each of the existing partners of the Operating Partnership as of December 31, 1994 ("prior partners") transferred their entire interest in the Operating Partnership to NLP. Newco, whose shareholders are the prior partners, is to be admitted as a partner of the Operating Partnership with an initial capital contribution of $1,000. As of the date of these financial statements, this contribution has not yet been received. As the prior partners' interests in the Operating Partnership effectively remain the same, the Plan and the resultant amendment to the Operating Partnership Agreement have no impact on the basis of accounting utilized for financial statement purposes.

           - Profits and losses are allocated in accordance with the terms of the Operating Partnership Agreement. Net Cash Receipts and Capital Proceeds, as defined in the Operating Partnership Agreement, are to be distributed cumulatively as follows:

           1. First, to pay principal and unpaid accrued interest on any loans or advances, excluding Financial Place Corporation ("FPC") loans made after January 19, 1995, to the Operating Partnership by any of the Partners or shareholders or affiliates of the Partners.

           2.  $4.4 million to NLP.

          3. 50% to pay the FPC Loan and deferred FPC fees and 50% to be distributed to NLP until the FPC Loan and deferred FPC fees are paid in full.

          4.   $49,266,667 less 50% of the amount distributed to NLP pursuant to
               (3) above shall be distributed 100% to NLP.

           5.  The remainder shall be distributed 1% to Newco and 99% to NLP.

          In the event of a Major Capital Event, distributions will be made as specified in (1) through (4) above, then to the partners having positive capital account balances and, finally, 1% to Newco and 99% to NLP.

          The Partnership's investment in the Operating Partnership at December 31, 1996 and 1995 is summarized as follows:


                                                              1996               1995

Cumulative capital contributions made in cash              $   47,900,000      $   47,900,000
Acquisition costs                                                 164,000             164,000
Distribution from Operating Partnership                        (6,033,000)         (6,033,000)
Recognized losses from Operating Partnership                  (42,031,000)        (42,031,000)
                                                         ------------------ ----- ------------

                                                            $           -        $           -

          As discussed in Note 2 to the financial statements, the Partnership accounts for its investment in the Operating Partnership on the equity method. Under the equity method of accounting, the investment cost is adjusted by the Partnership's share of the Operating Partnership's results of operations and by distributions received or accrued. Equity in the loss of the Operating Partnership is no longer recognized because the investment balance has been written down to zero.

           -The financial statements of the Operating Partnership as of December 31, 1996 and 1995 and for the years then ended are as follows:


Balance Sheets                                                                 1996                 1995

Assets

Building and improvements, net of accumulated
  depreciation of $48,573,159 and $45,388,403 in 1996 and
  1995, respectively                                                       $  74,926,228.00      $  77,692,445.00
Land                                                                           8,675,000.00          8,675,000.00

Other assets, net of accumulated amortization of $16,432,674
  and $15,568,380 in 1996 and 1995, respectively                              25,922,015.00         27,434,463.00
                                                                              --------------        -------------

Total assets                                                               $ 109,523,243.00      $ 113,801,908.00
                                                                           =================     ================

Liabilities and Partners' Deficit

Liabilities:
  Mortgage and construction notes payable                                  $ 188,145,212.00      $ 188,927,462.00
  Other liabilities                                                           53,575,276.00         49,597,353.00
                                                                           -----------------         ------------

                                                                             241,720,488.00        238,524,815.00

Partners' deficit                                                           (132,197,245.00)      (124,722,907.00)
                                                                           ----------------      ----------------

Total liabilities and partners' deficit                                    $ 109,523,243.00      $ 113,801,908.00
                                                                           =================     ================


Statements of Operations                                1996                1995

Revenues:
  Rental income                                      $ 28,199,557.00     $ 30,356,916.00
  Interest and other income                             1,759,445.00        1,212,669.00
                                                        -------------       ------------

                                                       29,959,002.00       31,569,585.00
Expenses:
  Depreciation and amortization                         4,049,050.00        4,400,993.00
  Interest expense                                     19,031,074.00       21,204,248.00
  Other expenses                                       14,530,047.00       13,787,531.00
                                                       --------------      -------------

                                                       37,610,171.00       39,392,772.00

Net loss before reorganization items                   (7,651,169.00)      (7,823,187.00)

Reorganization items:
  Gain on debt restructuring                              180,000.00          180,000.00
  Professional fees                                        (3,169.00)        (931,980.00)
                                                           ----------        ------------

Net loss                                             $ (7,474,338.00)    $ (8,575,167.00)
                                                    ================    ================

Net loss allocated to One Financial Place
  Limited Partnership                                $ (7,399,594.00)    $ (8,489,415.00)
                                                    ================    ================

Net loss allocated to other partners                $     (74,744.00)   $     (85,752.00)
                                                   =================   =================

4.    TAX LOSS

      The Partnership's tax losses for 1996 and 1995 differ from the net loss for financial reporting purposes primarily due to not recognizing Operating Partnership losses in excess of investment for financial reporting purposes. These losses are fully recognized for tax purposes. The 1996 tax return for the Operating Partnership has not yet been completed as of the date of these financial statements; therefore, the Partnership's tax loss for 1996 is an estimate and is subject to change. The tax losses for 1996 and 1995 are as follows:

                                                                        1996                1995

Net loss for financial reporting purposes                          $    (311,504.00)    $   (269,231.00)

Add - expenses accrued and payable to related parties
   not deductible until year of payment for tax purposes                 250,000.00          250,000.00

Deduct - equity in Operating Partnership's  tax loss in
  excess of financial statement loss                                   (10,417,634)       (4,092,166.00)
                                                                ------ ------------- ---  --------------

Tax loss                                                            $  (10,479,140)      $(4,111,397.00)
                                                                ==  ================ =   ===============


5.    RELATED-PARTY TRANSACTIONS

      Related-party transactions with Winthrop Financial and its affiliates include the following:

          Expenses for 1996 and 1995 include management fees of $250,000 per year payable to Winthrop Financial.

          At December 31, 1996 and 1995, fees payable to related parties included professional fees and other advances payable to Winthrop Financial of $245,590 and $184,086, respectively.

          Fees payable to related party included management fees of $2,250,000 and $2,000,000 as of December 31, 1996 and 1995, respectively.



Item 8. Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1997, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
  Name and Age               Managing General Partner   Officer Since

Michael L. Ashner            Chief Executive Officer      1-96
                              and Director

Richard J. McCready          President and
                             Chief Operating Officer      7-95

Jeffrey Furber               Executive Vice President     7-95
                             and Clerk

Edward Williams              Chief Financial Officer      4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President        1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56 , has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     Each of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership;
Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership and Winthrop Apartment Investors Limited Partnership.

         Except as indicated above, neither the Registrant nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, or beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.          Executive Compensation

         The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers and directors (See "Item 12, Certain Relationships and Related Transactions").

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management.

         (a)      Security Ownership of Certain Beneficial Owners.

     The Registrant is a limited partnership and has issued Units of limited partnership interest. The Units are not voting securities, except that the consent of the Limited Partners is required to approve or disapprove certain transactions including the removal of a General Partner, certain amendments to the Partnership Agreement, the dissolution of the Registrant or the sale of all or substantially all of the assets of the Partnership. No Limited Partner owns beneficially more than 5% of the Units in the Registrant.

         Winthrop, WIPI and Linnaeus own all of the general partnership interests in the Registrant. In such capacities, they are entitled in the aggregate to 2% of cash flow and 8% of the proceeds of a Major Capital Event (as defined in the Registrant's partnership agreement). No other person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding partnership interests of the Registrant as of the date of this Annual Report.

         (b)      Security Ownership of Management.

         No executive officer, director or partner of Winthrop or Linnaeus and no executive officer, director or general partner of WIPI owns any Units in his individual capacity as of the date hereof.

         (c)  Changes in Control.

         There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant, except as follows:


Item 12.          Certain Relationships and Related Transactions.

         (a)      Transactions with management and others.

         The directors, officers and partners of Winthrop and Linnaeus and the directors, officers and general partners of WIPI receive no remuneration or other compensation from the Registrant. Under the Registrant's partnership agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income, and loss and expense reimbursements from the Registrant. Winthrop accrued its $250,000 investor service fee for the years ended December 31, 1995 and 1996. As of the December 31, 1996, Winthrop had accrued a total of $2,250,000 in investor service fees.

         There were no other material transactions between the General Partners and their affiliates and the Registrant or the Operating Partnership and the General Partners and their affiliates during the years ended December 31, 1995 or 1996.

                                                      PART IV

13.      Exhibits and Reports on Form 8-K

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cased this report to be signed on its behalf by the undersigned, there unto duly authorized.

                         ONE FINANCIAL PLACE LIMITED PARTNERSHIP

                         By:  Winthrop Financial Co., Inc.
                              General Partner

                              By: /s/ Michael L. Ashner
                                      Michael L. Ashner
                                      Chief Executive Officer

                          Date:  March 29, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name          Title                     Date


/s/ Michael L. Ashner   Chief Executive           March 29, 1997
Michael L. Ashner        Officer and Director


/s/ Edward V. Williams  Chief Financial Officer   March 29, 1997
Edward V. Williams

                                                 Index to Exhibits

Exhibit
Number                                      Document

3(i) One Financial Place Limited Partnership Amended and Restated Agreement and Certificate of Limited
                  Partnership(1)

3(ii) Amendment to Amended and Restated Partnership Agreement of One Financial Place Limited Partnership, effective as of December 1, 1987 (4)

3(iii) Amendment to the Amended and Restated Agreement and Certificate of Limited Partnership of One Financial Place Limited Partnership, effective November 28, 1994
                  (5)

3(iv) Amended and Restated Partnership Agreement of One Financial Place Partnership(1)

3(v) First Amendment to Amended and Restated Partnership Agreement of One Financial Place Partnership dated as of March 30, 1984 (2)

3(vi) Second Amendment to Amended and Restated Partnership Agreement and Certificate of Limited Partnership of One Financial Place Partnership dated as of August 1, 1985(2)

3(vii) Third Amendment to the Amended and Restated Partnership Agreement of One Financial Place Partnership, effective February 17, 1988 (3)

3(viii)           Certificate of Amendment to Certificate of One
                  Financial Place Limited Partnership, dated September 7,
                  1988 (4)


10(i) Amended and Restated Partnership Agreement of One Financial Place Partnership and all amendments thereto (incorporated by reference to Exhibits 3(iii) through 3(viii)(1)

10(ii)            Form of standard tenant lease for the Property(1)

10(iii)           Midwest Stock Exchange Lease dated October 12, 1983(1)

10(iv) Letter Loan Agreement dated July 6, 1984, among Chemical Bank, Bank of New England, N.A. and the First National Bank of Boston, as Lenders, Chemical Bank, as agent for the lenders, in such capacity "Agent"), the Registrant, as borrower, and First Winthrop and Winthrop as guarantors (the "Revolving Loan Agreement")
                  (1)

10(v) Revolving Loans Note dated as of July 6, 1984 made by the Investor Partnership payable to the order of Agent in the original principal amount of $34,990,000 (1)

10(vi) Pledge and Security Agreement dated as of July 6, 1984 between the Registrant and Agent securing the Revolving Loan with among other things the LP Notes (Schedule A thereto omitted) (1)

10(vii) Surety Bond dated as of July 6, 1984 from Continental Casualty Company in favor of the Registrant (1)

10(viii) Interest Rate Exchange Agreements (3 year and 4 year, respectively) both dated as of April 1, 1984 between The First National Bank of Boston and the Registrant
                  (1)

10(ix) Loan Agreement between the Operating Partnership and the Prospect Company dated September 30, 1983, and all amendments thereto (the "Travelers Loan Agreement") (1)


10(x) Promissory Note dated September 30, 1983 in the amount of $150,000,000 from the Operating Partnership to the Prospect Company (1)

10(xi) Mortgage Agreement dated as of September 30, 1983 between the Operating Partnership and the Prospect Company securing the Travelers Loan (1)

10(xii) Completion Guaranty and Negative Cash Flow Guaranty both dated as of September 3, 1983 by Messrs. Casati,

                  Heise, Wislow and Bicek, as guarantors, in favor of the Prospect Company (1)

10(xiii) Redevelopment Agreement dated April 20, 1983 between the City of Chicago and the Operating Partnership (the "UDAG Loan Agreement")(1)

10(xiv) Promissory Notes dated October 3, 1983 of $1,000,000 and $3,000,000 respectively, from the Operating
                  Partnership to the City of Chicago (1)

10(xv) Mortgage, Assignment of Rents and Security Agreement dated October 3, 1983 between the Operating Partnership and the City of Chicago securing the UDAG Loan (1)

10(xvi) Amended and Restated Management Agreement dated October 3, 1983 between Financial Place Corporation as
                  Management Agent, and the Operating Partnership (1)

10(xvii) Amended and Restated Development Management Services Agreement dated December 1, 1983, between Financial Place Corporation and the Operating Partnership (1)

10(xviii)         Completion Guaranty dated December 1, 1983 between
                  Casati-Heise, Option Center, Bicek and Wislow, as
                  Guarantors, and the Registrant (1)

10(xix) Guaranty Agreement dated December 1, 1983 between the Operating Partnership, as Guarantor, and the Registrant
                  (1)

10(xx) Subordinate Note, mortgage and Security Agreement between the Operating Partnership and Travelers, dated July 8, 1987 (3)

10(xxi) First Amendment to the Amended and Restated Management Agreement between One Financial Place Corporation and the Operating Partnership dated October 9, 1987 (3)

10(xxii)          Plan of Reorganization for Operating Partnership (5)

16                Letter from Arthur Andersen dated March 24, 1997  (7)

99(i)             Investor Partnership Explanatory Statement dated
                  January 15, 1988 (3)

99(ii) Pages 1-70 of the Registrant's Registration Statement on Form 10 Filed on April 28, 1985 as Amended by Amendment No. 1 Thereto on Form 8 Filed on August 29, 1985 (1)


99(iii) Pages 4-5 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and filed on August 22, 1989 (4)

99(iv) Pages 29-56 and 60-62 of the Confidential Memorandum filed as Exhibit 28 to the Registrant's Registration Statement on Form 10 filed on August 29, 1985 (1)

99(v)             Investor Partnership Report for the period ending
                  January 19, 1995. (6)

---------------------------

(1) Incorporated by reference from the Partnership's Registration Statement on Form 10 filed on April 27, 1985 as amended by Amendment No. 1 thereto on Form 8 filed on August 29, 1985.

(2) Incorporated by reference from the Partnership's Annual Report on Form 10-K, filed on March 30, 1986.

(3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987 and filed on August 22, 1989.

(4) Incorporated by reference from the Registrant's Annual Report on Form 10-K, dated as of December 31, 1991.

(5) Incorporated by reference from the Registrant's Current Report on Form 8-K for the period ending January 19, 1995 and filed on February 2, 1995.

(6) Incorporated by reference from the Registrant's Current Report on Form 8-K for the period ending January 19, 1995 and filed on February 2, 1995.

(7) Incorporated by reference to the Registrant's Current Report on Form 8-K dated March 24, 1977.