Form 10QSB
period 1997-03-31
ONE FINANCIAL PLACE LTD PARTNERSHIP
filed 1997-05-14
CIK 739918

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997             Commission File Number 0-13441

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            Illinois                                   04-2807084
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

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

                                                       YES  X      NO ___


Page>

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                              (UNAUDITED) (NOTE 1)

                                                                         Three Months Ended,
                                                                              March 31,

                                                                     1997                  1996
                                                                     ----                  ----
REVENUES:

   Interest income                                               $         0           $         0
                                                                 -----------           -----------

EXPENSES:

   Management Fees                                                    62,500                62,500
   Professional Fees                                                   9,978                   250
                                                                 -----------           -----------
      TOTAL EXPENSES                                                  72,478                62,750
                                                                 -----------           -----------

      NET LOSS                                                   $   (72,478)          $   (62,750)
                                                                 ===========           ===========

Net Loss allocated to General Partners                           $    (1,450)          $    (1,255)
                                                                 ===========           ===========

Net Loss allocated to Limited Partners                           $   (71,028)          $   (61,495)
                                                                 ===========           ===========

Net Loss per Unit of Investor Limited
   Partnership Interest                                          $   (129.14)          $   (111.81)
                                                                 ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                    (NOTE 1)

                                                          ASSETS

                                                                     March 31,           December 31,
                                                                       1997                  1996
                                                                    (Unaudited)           (Audited)
                                                                    -----------          ------------

       ASSETS:

          Cash                                                       $        18          $        18
          Investment in Operating Partnership                                ---                  ---
              (Note 3)
                                                                     -----------          -----------
                                                                     $        18          $        18
                                                                     ===========          ===========

       LIABILITIES:

          Notes and fees payable - related parties                   $ 2,568,068          $ 2,495,590
                                                                     -----------          -----------
                                                                     $ 2,568,068          $ 2,495,590
                                                                     -----------          -----------



       PARTNERS' CAPITAL (DEFICIT):

          Limited partners, 550 units authorized
              and outstanding                                        $ 1,777,674          $ 1,848,702
          General partners                                            (4,345,724)          (4,344,274)
                                                                     -----------          -----------
                                                                      (2,568,050)          (2,495,572)
                                                                     -----------          -----------

                                                                     $        18          $        18
                                                                     ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.
                                     -3-

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                              (UNAUDITED) (NOTE 1)

                                                                            For the Three Months Ended
                                                                                     March 31,

                                                                           1997                      1996
                                                                           ----                      ----

         Cash flows from operating activities:

            Net loss                                                      $ (72,478)              $ (62,750)
            Adjustments to reconcile net loss to net
                cash provided by operating activities:

                Increase in related party notes
                    and fees payable                                         72,478                   62,750
                                                                          ---------               ----------
                Net cash provided by operating activities                         0                        0
                                                                          ---------               ----------
         Net increase in cash                                                     0                        0

         Cash, beginning of period                                               18                       18
                                                                          ---------               ----------
         Cash, end of period                                              $      18               $       18
                                                                          =========               ==========


The accompanying notes are an integral part of these consolidated financial statements.

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                             (Unaudited)    (Note 1)

                                                 Investor            Special
                                                  Limited            Limited           General
                                                 Partners            Partner          Partners              Total
                                                 --------            -------          --------              -----

      Balance, December 31, 1996                 $ 1,856,569       $ (7,867)         $ (4,344,274)        $ (2,495,572)
      Net loss                                       (71,021)            (7)               (1,450)             (72,478)
                                                 -----------       --------          ------------         ------------
      Balance, March 31, 1997                    $ 1,785,548       $ (7,874)         $ (4,345,724)        $ (2,568,050)
                                                 ===========       =========         =============        =============


      Balance, December 31, 1995                 $ 2,161,812       $ (7,836)         $ (4,338,044)        $ (2,184,068)
      Net loss                                       (61,489)            (6)               (1,255)             (62,750)
                                                 ------------     ---------          ------------         ------------
      Balance, March 31, 1996                    $ 2,100,323       $ (7,842)         $ (4,339,299)        $ (2,246,818)
                                                 ===========       =========         =============        =============

The accompanying notes are an integral part of these consolidated financial statements.

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

                                   (UNAUDITED)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

         The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's latest annual report on Form 10-KSB.

         The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1997.

2.       TAXABLE LOSS

         The Partnership's taxable loss for 1997 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of depreciation incurred by the Operating Partnership and differences in the recognition of expenses accrued and payable to related parties (who are unaffiliated with the general partner) not deductible until the year of payment for tax purposes.

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

The Partnership's primary source of liquidity is distributions from Financial Place 1994 Limited Partnership ("New LP") and OFP Corporation ("Newco"). New LP and Newco are the sole partners of One Financial Place Partnership (the "Operating Partnership"). The Operating Partnership owns and operates a 39-story office building and a three-story trading annex located in Chicago, Illinois. The Partnership has not received any distributions for the past five years, and none are expected in the foreseeable future. This is based on the current commercial real estate market in Chicago and the current status with the mortgage lenders.

The Partnership requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. Although there is no requirement to do so, Winthrop Financial Co., Inc. ("Winthrop"), a general partner of the Registrant, has made loans to the Partnership since 1991 to cover the cost of these operating expenses. There can be no assurance, however, that Winthrop will continue to fund the Partnership's operating deficits. To date, Winthrop has advanced $255,568 to the Partnership, of which $9,978 was advanced during the first quarter of 1997. These loans are non-interest bearing and are to be repaid out of cash distributions if any, which the Partnership receives from Newco or New LP. The loans are to be repaid prior to the Partnership making any cash distributions to its Limited Partners. In addition, an investor service fee payable to an affiliate of the General Partner of $250,000 per year continued to accrue during the period ending March 31, 1997. At March 31, 1997, the amount accrued was $2,312,500.

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K.

            (a)  Exhibit 27

                  Financial Data

            (b)  Reports on Form 8-K:

                   No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                                                        (Registrant)

                                         By:     Winthrop Financial Co., Inc.
                                                 One if its General Partners

                                         By:     /s/ Edward V. Williams
                                                 Edward V. Williams
                                                 Chief Financial Officer

                                         By:     /s/ Michael L. Ashner
                                                 Michael L. Ashner
                                                 Chief Executive Officer

DATED:   May 14, 1997