Form 10QSB
period 1997-06-30
ONE FINANCIAL PLACE LTD PARTNERSHIP
filed 1997-08-11
CIK 739918

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997              Commission File Number 0-13441


                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Illinois                                     04-2807084
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

One International Place, Boston, MA                                    02110
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (617) 330-8600
                                                                 --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X     NO
                                  -----     -----

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                              (UNAUDITED) (NOTE 1)

                                       Three Months Ended             Six Months Ended
                                            June 30,                      June 30,
                                       1997           1996           1997           1996
                                    ---------      ---------      ---------      ---------
EXPENSES:
   Administrative                   $   1,324      $   1,050      $   1,324      $   1,050
   Management fees                     62,500         62,500        125,000        125,000
   Professional fees                   37,498          6,750         47,476          7,000
                                    ---------      ---------      ---------      ---------
TOTAL EXPENSES                        101,322         70,300        173,800        133,050
                                    ---------      ---------      ---------      ---------
NET LOSS                            $(101,322)     $ (70,300)     $(173,800)     $(133,050)
                                    ---------      ---------      ---------      ---------

Net Loss allocated to General
   Partners                         $  (2,026)     $  (1,406)     $  (3,476)     $  (2,661)
                                    =========      =========      =========      =========
Net Loss allocated to Limited
   Partners                         $ (99,296)     $ (68,894)     $(170,324)     $(130,389)
                                    =========      =========      =========      =========
Net Loss per Unit of Investor
   Limited Partnership Interest     $ (180.54)     $ (125.26)     $ (309.68)     $ (237.07)
                                    =========      =========      =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                    (NOTE 1)

                                     ASSETS

                                                  June 30,       December 31,
                                                    1997             1996
                                                (Unaudited)       (Audited)
                                                -----------      -----------
ASSETS:

  Cash                                          $        18      $        18
  Investment in Operating
    Partnership, Note 3                                  --               --
                                                -----------      -----------
                                                $        18      $        18
                                                ===========      ===========
LIABILITIES:

  Notes and fees payable
    related parties                             $ 2,669,390      $ 2,495,590
                                                -----------      -----------
                                                $ 2,669,390      $ 2,495,590
                                                -----------      -----------

PARTNERS' CAPITAL (DEFICIT):

 Limited partners, 550 units authorized and
    outstanding                                 $ 1,678,378      $ 1,848,702
 General partners                                (4,347,750)      (4,344,274)
                                                -----------      -----------
                                                 (2,669,372)      (2,495,572)
                                                -----------      -----------

                                                $        18      $        18
                                                ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS

                              (UNAUDITED) (NOTE 1)

                                              For the Six Months Ended
                                                      June 30,

                                                 1997           1996
                                              ---------      ---------
Cash flows from operating activities:
Net loss                                      $(173,800)     $(133,050)

Adjustments to reconcile net loss to net cash used by operating activities:

Changes in assets and liabilities:
   Increase in fees payable                     125,000        125,000
                                              ---------      ---------
    Net cash used by operating activities       (48,800)        (8,050)
                                              ---------      ---------

Cash flows from financing activities:
  Proceeds from related party notes              48,800          8,050
                                              ---------      ---------

Net cash provided by financing activities        48,800          8,050
                                              ---------      ---------

Net increase in cash                                 --             --

Cash, beginning of period                            18             18
                                              ---------      ---------

Cash, end of period                           $      18      $      18
                                              =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                              (UNAUDITED) (NOTE 1)

                                 Investor         Special
                                 Limited          Limited          General
                                 Partners         Partner          Partners          Total
                               -----------      -----------      -----------      -----------
Balance, December 31, 1996     $ 1,856,569      $    (7,867)     $(4,344,274)     $(2,495,572)
Net loss                          (170,307)             (17)          (3,476)        (173,800)
                               -----------      -----------      -----------      -----------
Balance, June 30, 1997         $ 1,686,262      $    (7,884)     $(4,347,750)     $(2,669,372)
                               ===========      ===========      ===========      ===========

Balance, December 31, 1995     $ 2,161,812      $    (7,836)     $(4,338,044)     $(2,184,068)
Net loss                          (130,376)             (13)          (2,661)        (133,050)
                               -----------      -----------      -----------      -----------
Balance, June 30, 1996         $ 2,031,436      $    (7,849)     $(4,340,705)     $(2,317,118)
                               ===========      ===========      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997

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

3.       INVESTMENT IN OPERATING PARTNERSHIP

         The Partnership accounts for its investment in One Financial Place Partnership (the "Operating Partnership") using the equity method of accounting. Under the equity method of accounting, the initial investment is recorded at cost, increased or decreased by the Partnership's share of income or losses, and decreased by distributions. Equity in the loss of the Operating Partnership is no longer recognized once the investment balance reached zero.

         The loss from the Operating Partnership, not recognized since the investment balance reached zero, will be offset against the Partnership's share of future income, if any, from the Operating Partnership.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of liquidity is distributions from Financial Place 1994 Limited Partnership ("New LP") and OFP Corporation ("Newco"). New LP and Newco are the sole partners of One Financial Place Partnership (the "Operating Partnership"). The Operating Partnership owns and operates a 39-story office building and a three-story trading annex located in Chicago, Illinois. The Partnership has not received any distributions for the past five years, and based on the current commercial real estate market in Chicago and the current status with the mortgage lenders, none are expected in the foreseeable future.

The Partnership requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. Although there is no requirement to do so, Winthrop Financial Co., Inc. ("Winthrop"), a general partner of the Registrant, has made loans to the Partnership since 1991 to cover the cost of these operating expenses. There can be no assurance, however, that Winthrop will continue to fund the Partnership's operating deficits. To date, Winthrop has advanced $294,390 to the Partnership, of which $38,822 was advanced during the second quarter of 1997. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Partnership receives from Newco or New LP. The loans are to be repaid prior to the Partnership making any cash distributions to its Limited Partners. In addition, an investor service fee payable to an affiliate of a general partner of $250,000 per year continued to accrue during the period ending June 30, 1997. At June 30, 1997, the amount of fees payable was $2,375,000.

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

                                       ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                                       (Partnership)


                                       By:  Winthrop Financial Co., Inc.
                                            A General Partner


                                       By:  /s/ Edward V. Williams
                                            ----------------------------
                                            Edward V. Williams
                                            Chief Financial Officer


                                       By:  /s/ Michael L. Ashner
                                            ----------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer

DATED:  August 11, 1997