Form 10QSB
period 1997-09-30
ONE FINANCIAL PLACE LTD PARTNERSHIP
filed 1997-11-13
CIK 739918

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997          Commission File Number 0-13441


                         ONE FINANCIAL PLACE LIMITED PARTNERSHIP
      (Exact name of small business issuer as specified in its charter)

        Illinois                                      04-2807084
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


Five Cambridge Center, Cambridge, MA                   02142
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:           (617) 234-3000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                     YES    /X/      NO   / /

                   ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                             (UNAUDITED) (NOTE 1)

                                                              Three Months Ended,                    Nine Months Ended,
                                                                 September 30,                          September 30,
                                                           1997                1996               1997               1996
                                                      -------------------------------------------------------------------
EXPENSES:

  Administrative                                        $    485             $    628            $   1,809            $   1,678
  Management fees                                         62,500               62,500              187,500              187,500
  Professional fees                                        2,202                  800               49,678                7,800
                                                        --------             --------            ---------            ---------

TOTAL EXPENSES                                            65,187               63,928              238,987              196,978
                                                        --------             --------            ---------            ---------

NET LOSS                                                $(65,187)            $(63,928)           $(238,987)           $(196,978)
                                                        ========             ========            =========            =========

Net Loss allocated to General
  Partners                                              $ (1,304)            $ (1,279)           $  (4,780)           $  (3,940)
                                                        ========             ========            =========            =========

Net Loss allocated to Limited
  Partners                                              $(63,883)            $(62,649)           $(234,207)           $(193,038)
                                                        ========             ========            =========            =========

Net Loss per Unit of Investor
  Limited Partnership Interest                          $(116.15)            $(113.91)           $ (425.83)           $ (350.98)
                                                        =========            =========           ==========           ==========

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                   ONE FINANCIAL PLACE LIMITED PARTNERSHIP
           STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (UNAUDITED) (NOTE 1)

                                    ASSETS

                                    September 30,        December 31,
                                        1997                 1996
                                    -------------        ------------
ASSETS:

  Cash                               $        18          $        18
  Investment in Operating
    Partnership, Note 3                       --                   --
                                     -----------          -----------
                                     $        18          $        18
                                     ===========          ===========

LIABILITIES:

  Notes and fees payable
    - related parties                $ 2,734,577          $ 2,495,590
                                     -----------          -----------

                                     $ 2,734,577          $ 2,495,590
                                     -----------          -----------

PARTNERS' CAPITAL (DEFICIT):

  Limited Partners, 550 units
    authorized and outstanding       $ 1,614,495          $ 1,848,702
  General Partners                    (4,349,054)          (4,344,274)
                                     -----------          -----------
                                      (2,734,559)          (2,495,572)
                                     -----------          -----------
                                     $        18          $        18
                                     ===========          ===========

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                   ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                             (UNAUDITED) (NOTE 1)

                                                     For the Nine Months Ended
                                                           September 30,
                                                       1997             1996
                                                       ----             ----
Cash flows from operating activities:

Net loss                                             $(238,987)      $(196,978)
Adjustments to reconcile net loss to net
 cash used by operating activities:
Changes in assets and liabilities:

   Increase in fees payable                            187,500         187,500
                                                     ---------       ---------

    Net cash used by operating
     activities                                        (51,487)         (9,478)
                                                     ---------       ---------

Cash flows from financing activities:
  Proceeds from related party notes                     51,487           9,478
                                                     ---------       ---------

     Net cash provided by financing activities          51,487           9,478
                                                     ---------       ---------

Net increase in cash and cash equivalents                    0               0

Cash, beginning of period                                   18              18
                                                     ---------       ---------

Cash, end of period                                  $      18       $      18
                                                     =========       =========

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                   ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                             (UNAUDITED) (NOTE 1)

                                Investor     Special
                                Limited      Limited       General
                                Partners     Partner      Partners          Total
                                --------     -------      --------          -----
Balance, December 31, 1996     $1,856,569    $(7,867)    $(4,344,274)     $(2,495,572)
Net loss                         (234,183)       (24)         (4,780)        (238,987)
                               ----------    -------     -----------      -----------
Balance, September 30, 1997    $1,622,386    $(7,891)    $(4,349,054)     $(2,734,559)
                               ==========    =======     ===========      ===========

Balance, December 31, 1995     $2,161,812    $(7,836)    $(4,338,044)     $(2,184,068)
Net loss                         (193,017)       (21)         (3,940)        (196,978)
                               ----------    -------     -----------      -----------
Balance, September 30, 1996    $1,968,795    $(7,857)    $(4,341,984)     $(2,381,046)
                               ==========    =======     ===========      ===========

                    The accompanying notes are an integral
               part of these consolidated financial statements.

                   ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

                                 (UNAUDITED)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

         The condensed financial statements included herein have been prepared by One Financial Place Limited Partnership (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

         The Partnership requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. Although there is no requirement to do so, Winthrop Financial Co., Inc. ("Winthrop"), a general partner of the Registrant, has made loans to the Partnership since 1991 to cover the cost of these operating expenses. There can be no assurance, however, that Winthrop will continue to fund the Partnership's operating deficits. To date, Winthrop has advanced $297,077 to the Partnership, of which $51,487 was advanced during the nine months ended September 30, 1997. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Partnership receives from Newco or New LP. The loans are to be repaid prior to the Partnership making any cash distributions to its Limited Partners. In addition, an investor service fee payable to an affiliate of a general partner of $250,000 per year continued to accrue during the period ending September 30, 1997. At September 30, 1997, the amount of fees payable was $2,437,500.

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

                                  ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                                  (Partnership)

                                  By:  Winthrop Financial Co., Inc.
                                       A General Partner

                                              By: /s/ Edward V. Williams
                                                  ---------------------------
                                                      Edward V. Williams
                                                      Chief Financial Officer

                                              By: /s/ Michael Ashner
                                                  ----------------------------
                                                      Michael Ashner
                                                      Chief Executive Officer

DATED:  November 12, 1997