Form 10KSB
period 1997-12-31
ONE FINANCIAL PLACE LTD PARTNERSHIP
filed 1998-03-31
CIK 739918

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                 Commission File
For the fiscal year ended December 31, 1997      Number  0-13441

                   ONE FINANCIAL PLACE LIMITED PARTNERSHIP
      (Exact name of small business issuer as specified in its charter)

            Illinois                                      04-2807084
(State of other jurisdiction of                        (I.R.S. Employee
incorporation or organization)                      Identification Number)

   5 Cambridge Center, Cambridge, Massachusetts               02142
     (Address of principal executive offices)              (Zip  Code)

         Registrant's telephone no., including area code: (617) 234-3000

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

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

         The Registrant acquired its interest in the Operating Partnership in exchange for a capital contribution in the amount of $47,900,000.

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

         The Operating Partnership originally obtained a $153,700,000 first mortgage loan (the "First Travelers Loan") from The Travelers Insurance Company ("Travelers") and a $4,000,000 second mortgage loan from the City of Chicago, funded by a grant from the United States Department of Housing and Urban Development (the "UDAG Loan"). On July 8, 1987, the Operating Partnership borrowed an additional $20,000,000.00 from Travelers (the "Subordinate Travelers Loan") (the "First Travelers Loan" and the "Subordinate Travelers Loan" are collectively referred to as the "Travelers Loan") and in connection therewith granted a subordinate mortgage note to Travelers. In addition, during 1987 the Operating Partnership obtained a line of credit from the Northern Trust Company (the "Northern Trust Loan"). The original commitment amount was $3,000,000.00 which was increased to $4,000,000.00 in 1989 and to $6,500,000.00 in 1991. As of
December 31, 1997, the outstanding balance of the Northern Trust Loan was $2,800,000.

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

         The Plan modifies the terms of the Travelers Loan, the UDAG Loan and the Northern Trust Loan (collectively, the "Loans"), and on the Effective Date eliminated all existing defaults under the Loans. Under the Plan, Travelers agreed to (i) defer collection of an aggregate amount of approximately $16,800,000 through June 1994 (which consisted of funds previously advanced by Travelers for the payment of real estate taxes and debt service previously deferred), (ii) reduce current debt service by an aggregate amount of approximately $16,800,000 thereafter, (iii) extend the maturity date of the Travelers Loan by three years to October 1, 1998 with reduced current debt service through such date, and (iv) not require the Operating Partnership to contribute any additional funds. See Item 6 "Management's Discussion and Analysis or Plan of Operation" for information relating to the Registrant's ability to satisfy the Travelers Loan at maturity. In exchange for these concessions, the Operating Partnership gave Travelers greater control over the Property and its operations by (a) agreeing that any positive cash flow after the payment of debt service will be deposited into a reserve held by Travelers, which cannot be distributed to the Operating Partnership and can only be used to fund any cash flow deficits of the Property, (b) expanding the events of default under the Travelers Loan documents, (c) agreeing that Travelers would have approval rights with respect to property budgets, leasing and capital improvements, (d) agreeing to defer and subordinate 75% of the Development Partners' management fees to pay certain expenses and to pay the debt service under the UDAG Loan and the Northern Trust Loan, (e) agreeing to pay other possible costs by the Development Partners, and (f) agreeing that the Operating Partnership would only have the right to receive cash proceeds upon a sale or refinancing of the Property after repayment of the Loans.

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

         Further, under the Plan, each of the Registrant, the Development Partners and MSE received interests in Financial Place 1994 Limited Partnership, an Illinois limited partnership ("New LP") and received shares in OFP Corporation, an Illinois corporation ("Newco") in place of their prior partnership interest in the Operating Partnership and Newco and New LP became the sole general partners of the reconstituted Operating Partnership with Newco acting as managing general partner. Newco also serves as the managing general partner of New LP and the business and affairs of Newco are managed directly by the Registrant and the Development Partners, the shareholders of Newco. The provisions regarding Major Decisions (which are defined in the Articles of Shareholders of Newco (the "Newco Articles") as those basic business judgments which establish the economic parameters of the operation of the business of Newco, New LP and the Operating Partnership) are substantially similar to those contained in the prior partnership agreement of the Operating Partnership except that a decision to file a bankruptcy case against Newco, New LP or the Operating Partnership is defined as a Major Decision in the Newco Articles, requires the consent of 100% of the shareholders. The Plan also provided any prior general partner of the Operating Partnership the option to become a general partner of New LP if certain conditions were met. The prior general partners of the Operating Partnership who did not elect to become general partners of the New LP became limited partners of the New LP. As of March 15, 1998, only the Registrant has become a general partner of New LP.

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






              Prior Allocations                                Amended Allocations

First:        Repay Travelers, UDAG and Northern Trust         No change

Second:       Repay loans from Development Partners,           No change
              excluding all amounts advanced by Financial
              Place Corporation ("FPC") to the Operating
              Partnership pursuant to that certain
              Agreement Related to Advances dated August 31,
              1992 between FPC and the Operating Partnership
              ("FPC Loans")

Third:        Next $22.5 million, 1/3 to Registrant and 2/3    No change
              to Development Partners and MSE (all but $4.4
              million of this priority has already been
              distributed)



Fourth:       N/A                                              50% to Registrant and 50% to FPC until all
                                                               accrued and unpaid fees payable by the
                                                               Operating Partnership to FPC and the FPC
                                                               Loans are paid in full

Fifth:        To Registrant, 100% of $110 million reduced by   To Registrant, 100% of $50 million reduced by
              50% of any distributions to Registrant under     50% of any distributions to Registrant under
              Third above                                      Third and Fourth above

Sixth:        The  balance, 50% to Registrant and 50% to       The balance, 99% to New LP, 1% to Nemco
              Development Partners and MSE

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

Change in Control


         On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty-four percent (34%) limited partnership interest. As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn was, until October 27, 1997, the sole, and currently is the managing, general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers and directors. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."


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

         As of March 15, 1998, there were 626 holders of 550 outstanding Units.


         The Registrant's partnership agreement provides that Operating Revenues (as defined therein) shall be distributed from time to time to its partners in specified proportions and according to specified priorities. As a result of the Plan, all excess cash flow of the Operating Partnership, if any, is first used to establish reserves, pay operating expenses and satisfy the Loans. Accordingly, there were no distributions paid or accrued to the Limited Partners during the year ended December 31, 1997 and 1996. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's future distributions.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

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

         Winthrop made loans to the Registrant to cover general and administrative expenses in 1991 through 1997, in the aggregate amount of $322,091, including $76,501 in 1997 and $61,509 in 1996, and has, through 1997, deferred $2,500,000 of its investor service fee (which fee equals $250,000 per year). Consequently, the Registrant will require cash to repay such loans, pay accrued and future investor service fees and general and administrative expenses. Given the current status with the mortgage lenders, there will not be any cash distributions from the Operating Partnership in the near future, and the Registrant will have to rely on additional operational advances from the General Partners (although there is no obligation under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits) as well as continual deferral of their investor services fees. As discussed in "Item 1, Description of Business" the Operating Partnership achieved confirmation of its Plan, which restructured its debt and partnership arrangements. The principal effect of the restructuring is that it provided the an opportunity for Limited Partners to retain an ownership interest in the Property, delay the tax effects of foreclosure and benefit should there be a sufficient upturn in the Chicago commercial real estate market. The Property, while well-regarded in the marketplace and relatively well-leased as compared to the market, has been affected by the market downturn. As a result, it is not expected that the Operating Partnership will be able to sell or refinance the Property for sufficient value upon the existing loans maturity in October 1998. As a result, unless the Partnership can negotiate an extension or modification of the loan or, sell or refinance the Property, it is likely that the Property will be lost through foreclosure.

         At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that Limited Partners will not receive a return of their invested capital. The extent to which invested capital is refunded to Limited Partners is dependent upon the performance of the Property and the market in which it is located. The ability to hold and operate the property is dependent upon the Operating Partnership's ability to refinance the Property or restructure the existing indebtedness. However, given the level of debt encumbering the Property, it is not likely the Operating Partnership will be able to refinance the Property for an amount sufficient to retire the debt, or realize any proceeds from a disposition of the Property.

         The Registrant is dependent upon the Managing General Partner for management and administrative services. The Managing General Partner has completed an assessment and believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Registrant will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations

         The results of operations in 1997 did not differ significantly from those in 1996. Until the Registrant sells its interest in the Operating Partnership or the Property is sold or foreclosed upon, it is expected that the Registrant's results of operations in future years will be similar to those in 1997. The Registrant did not receive any revenues in 1997 or 1996. The expenses of the Registrant have been the investor service fee and administrative expenses. Such expenses and the lack of revenues have caused a substantial loss from operations.

         The Registrant's equity in the loss of the Operating Partnership has been $0 since 1990. The Registrant accounts for its investment in the Operating

Partnership under the equity method of accounting, which permits the deferral of the recognition of loss which would cause the investment account to become negative since the Registrant has no obligation to fund such losses. Under the equity method of accounting, the initial investment account is recorded at cost, increased or decreased by the Registrant's share of income or losses and decreased by distributions. In 1989, the investment account was reduced to zero and the Registrant begin deferring the recognition of its equity in the losses. In 1996 and 1997, $7,399,594 and $8,127,946, respectively, was deferred. At December 31, 1997, the cumulative unrecognized loss was $78,173,242. The equity method of accounting is used solely for financial reporting purposes; all losses continue to be recognized for tax purposes. The cumulative deferred losses will be offset against the Registrant's share of any future income from the Operating Partnership

Item 7.  Financial Statement.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

TABLE OF CONTENTS

-------------------------------------------------------------------------------
                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                F-1

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996:

   Balance Sheets                                                           F-2

   Statements of Operations                                                 F-3

   Statements of Changes in Partners' Deficit                               F-4

   Statements of Cash Flows                                                 F-5

   Notes to Financial Statements                                            F-6

INDEPENDENT AUDITORS' REPORT

To the Partners of

   One Financial Place Limited Partnership:

We have audited the accompanying balance sheets of One Financial Place Limited Partnership (the "Partnership") (an Illinois limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Financial Place Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements for the year ended December 31, 1997 have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the recurring losses from operations that have been experienced by One Financial Place Partnership (the "Operating Partnership"), the primary asset of the Partnership, the limited availability of additional capital to the Operating Partnership and the approaching maturity date of the Operating Partnership's mortgage loans payable, raise substantial doubt about the Operating Partnership's ability to continue as a going concern. The doubt about the Operating Partnership's ability to continue as a going concern, in turn, raises significant doubts about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                               Deloitte & Touche LLP

Boston, Massachusetts
March 13, 1998

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                      1997               1996
CASH                                                                                     $         19       $        18
                                                                                         ------------       -----------
TOTAL ASSETS                                                                             $         19       $        18
                                                                                         ============       ===========

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES - Fees payable - related parties                                             $  2,822,091        $ 2,495,590
                                                                                         ------------        -----------
            Total liabilities                                                               2,822,091          2,495,590
                                                                                         ------------        -----------

PARTNERS' DEFICIT:

  Limited partners, 550 units authorized and outstanding                                    1,528,732          1,848,702
  General partners                                                                         (4,350,804)        (4,344,274)
                                                                                         ------------        -----------
            Total partners' deficit                                                        (2,822,072)        (2,495,572)
                                                                                         ------------        -----------
TOTAL LIABILITIES AND PARTNERS' DEFICIT                                                  $         19        $        18
                                                                                         ============        ===========


See notes to financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996

------------------------------------------------------------------------------------------------------------------------
                                                                                            1997             1996
EXPENSES:
  General and administrative                                                                $    2,288          $ 2,566
  Professional fees                                                                             74,212           58,938
  Management fee                                                                               250,000          250,000
                                                                                            ----------       ----------
            Total expenses                                                                     326,500          311,504
                                                                                            ----------       ----------
NET LOSS                                                                                      (326,500)        (311,504)

NET LOSS ALLOCATED TO GENERAL
  PARTNERS                                                                                      (6,530)          (6,230)
                                                                                            ----------       ----------

NET LOSS ALLOCATED TO LIMITED
  PARTNERS                                                                                  $ (319,970)      $ (305,274)
                                                                                            ==========       ==========

NET LOSS PER UNIT OF INVESTOR LIMITED
  PARTNERSHIP INTEREST                                                                          $ (582)          $ (555)
                                                                                            ==========      ==========

NUMBER OF INVESTOR LIMITED PARTNER UNITS
  OUTSTANDING                                                                                      550              550
                                                                                            ==========        ==========


See notes to financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
YEARS ENDED DECEMBER 31, 1997 AND 1996

-----------------------------------------------------------------------------------------------------------------------
                                                      Investor         Special                             Total
                                                       Limited         Limited           General         Partners'
                                                      Partners         Partner           Partners         Deficit
BALANCE, JANUARY 1, 1996                               $ 2,161,812       $ (7,836)       $ (4,338,044)    $ (2,184,068)
  Net loss                                                (305,243)           (31)             (6,230)        (311,504)
                                                       -----------       --------        ------------     ------------
BALANCE, DECEMBER 31, 1996                               1,856,569         (7,867)         (4,344,274)      (2,495,572)
  Net loss                                                (319,937)           (33)             (6,530)        (326,500)
                                                       -----------       --------        ------------     ------------
BALANCE, DECEMBER 31, 1997                             $ 1,536,632       $ (7,900)       $ (4,350,804)    $ (2,822,072)
                                                       ============      ==========      ==============   =============

See notes to financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996

-----------------------------------------------------------------------------------------------------------------------
                                                                                             1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                   $ (326,500)    $ (311,504)
  Adjustment to reconcile net loss to net cash provided by
    operating activities -
      Changes in assets and liabilities - increase in fees payable - related
        parties                                                                                 326,501        311,504
                                                                                                --------       -------
            Net cash provided by operating activities                                                 1             -
                                                                                                --------       ------
NET INCREASE IN CASH                                                                                  1              -
CASH, BEGINNING OF YEAR                                                                              18             18
                                                                                                --------       ------
CASH, END OF YEAR                                                                                  $ 19           $ 18
                                                                                                ========       =======

See notes to financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------
1.    ORGANIZATION

      One Financial Place Limited Partnership (the "Partnership") was formed in November 1983 under the Uniform Limited Partnership Act of the State of Illinois for purposes of acquiring and holding for investment a 50% general partnership interest in One Financial Place Partnership (the "Operating Partnership"). The Operating Partnership which was formed as of March 20, 1982, was organized for the purpose of developing a parcel of land in Chicago, Illinois, consisting of approximately 55,600 square feet, and constructing a 39-story office tower and three-story trading annex containing a total of approximately 1,014,000 rentable square feet, which was placed in service in October 1984 (the "Project"). The Partnership will terminate on December 31, 2035, or sooner, in accordance with the terms of the Partnership Agreement. The General Partners of the Partnership are Winthrop Financial Co., Inc. ("Winthrop Financial"); Winthrop Interim Partners I, a limited partnership ("WIPI"); and Linnaeus-Phoenix Associates, Limited Partnership ("Linnaeus"). The Special Limited Partner is Mansur Investments, Ltd.

      In accordance with the limited partnership agreement, profits and losses are allocated 97.99% to the Investor Limited Partners, 2% to the General Partners and .01% to the Special Limited Partner.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a) Financial Statements - The Partnership prepares its financial statements on the accrual basis of accounting. The Partnership accounts for its investment in the Operating Partnership using the equity method of accounting. Under the equity method of accounting, the investment cost (including amounts paid or accrued) is subsequently adjusted by the Partnership's share of the Operating Partnership's results of operations and by distributions received or accrued. Equity in the losses of the Operating Partnership are no longer recognized as the investment balance has reached $0.

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

3.    INVESTMENT IN OPERATING PARTNERSHIP


      On January 31, 1995 (the "Effective Date"), a Plan of Reorganization for the Operating Partnership (the "Plan") became effective pursuant to an Order Confirming Plan of Reorganization for the One Financial Place Partnership entered on January 19, 1995, by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, in Case No. 94B23642. The Plan was filed due to the Operating

      Partnership's default on its mortgage loans, Urban Development Action Grant Loan ("UDAG Loan") and Northern Trust Loan, all of which are discussed on the following pages.

      The Plan modified the terms of all the secured indebtedness of the Operating Partnership. The implementation of the Plan eliminated all existing defaults under the loans. Management of the Operating Partnership believes the terms of the Plan will enable the Operating Partnership to generate sufficient cash flow to meet its obligations until the maturity date of the loans. However, the Operating Partnership's ability to meet its obligations at the maturity date of the loans is uncertain (Note 6). The modified terms of the loans pursuant to the Plan are summarized as follows:

       (a) First Mortgage Loan - The First Mortgage Loan consists of two parts: a $150,000,000 loan made on October 5, 1983 by an affiliate of The Travelers Insurance Company ("Travelers"), which accrues interest at the rate of 13% per annum (the "Office First Mortgage"), and a $3,700,000 loan made on May 27, 1986 by Travelers, which accrues interest at the rate of 13 3/4% per annum (the "Plaza/Garage First Mortgage"). The accrual rates were unchanged by the Plan through the original maturity date. As of the Effective Date, the amounts owed on each of these loans was divided into two parts, which are referred to in the Plan as the "Outstanding Principal Balance" and the "Accrual Account." Subject to the deferral discussed hereafter, interest on the Outstanding Principal Balance will continue to be due and payable currently; interest on the Accrual Account will continue to accrue quarterly but it will not be payable except in specified circumstances until the maturity of the loans. The Outstanding Principal Balance of the Office First Mortgage, which was increased by advances made in 1993 and 1992 in the amounts of approximately $5,070,000 and $3,171,000, respectively, of the real estate taxes pursuant to the loan documents, was $157,249,494 as of the Effective Date. The Outstanding Principal Balance of the Plaza/Garage First Mortgage was $3,669,047 as of the Effective Date. The principal balances of the Office First Mortgage and Plaza/Garage First Mortgage as

           reflected in the December 31, 1997 balance sheet of the Operating Partnership are $157,249,494 and $3,669,047, respectively.

           The maturity dates of both parts of the First Mortgage Loan have been extended to October 1, 1998.

           Both the Outstanding Principal Balance and the Accrual Account of the Office First Mortgage and the Plaza/Garage First Mortgage accrued interest at the original interest rates (13% and 13 3/4%, respectively) until September 30, 1995 (approximately the original maturity date of the loans). Thereafter, they accrued interest at 8.41% (the "Market Rate"). Interest was payable monthly on the Outstanding Principal Balance of the two loans at the rate of 8.0% per annum through December 31, 1996 and at the Market Rate thereafter. As an exception to the foregoing, the Plan provided that interest was not paid for the months of February 1995 through July 1995. In addition, the Plan provided that a portion of the interest for the months of December 1994 through January 1995 was not to be paid. All of the interest deferred pursuant to these provisions of the Plan was added to the Accrual Account balances of the two parts of the First Mortgage Loan, as was the excess of interest accruing on the loans after July 1995, over the current interest payments. No monthly principal amortization is required by the Plan.

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

      (b) Second Mortgage Loan - The Second Mortgage Loan ("Second Mortgage") is a $20,000,000 loan made on July 8, 1987 by Travelers which accrued interest at the rate of 10% per annum. The modification of the Second Mortgage under the Plan parallels that of the

           Office First Mortgage and the Plaza/Garage First Mortgage. As of the Effective Date, the amount owed on the Second Mortgage was also divided into an Outstanding Principal Balance and an Accrual Account. Subject to the deferral discussed hereafter, interest on the Outstanding Principal Balance will continue to be due and payable currently; interest on the Accrual Account will continue to accrue quarterly but it will not be payable except in specified circumstances until the maturity of the loans. The Outstanding Principal Balance of the Second Mortgage is $19,617,684 as of December 31, 1997 and the Effective Date.

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

           The Second Mortgage may be prepaid at any time. If the first mortgage loans are repaid in full, amounts in the Reserve Account (see page 9) in excess of $5,000,000 with the exceptions stated as follows, will be applied to the Second Mortgage.

           The provisions for contingent interest stated above also apply to the Second Mortgage.

      (c) Accrual Account and Other Plan Provisions - Of the total accrued interest balance as of December 31, 1997 of $39,345,602, an amount of $39,255,063 relates to interest accrued on all of the Traveler's mortgage loans. The total accrued interest balance as of December 31, 1996 related to interest accrued on all of the Traveler's mortgage loans and was $36,206,670 as reflected in the balance sheet of the Operating Partnership under accrued interest on loans.

       (c) Accrual Account and Other Plan Provisions (Continued) - Since mid-1992, all rents and other revenues generated from the Operating

           Partnership's business have been deposited in an interest-bearing bank account under the control of Travelers. Pursuant to the Plan, Travelers remits to the Operating Partnership funds sufficient to pay the operating expenses of the property, pays any interest due under the Plan and funds an escrow for real estate taxes. Any funds received within the month, in excess of these requirements, are transferred to a "Reserve Account" where they are available to the Operating Partnership to meet its obligations under the Plan. After January 1, 1997, if the amount in the Reserve Account (except for amounts being held for specific uses, such as payment of real estate taxes or costs associated with signed leases) exceeds $5,000,000, Travelers has the right to apply the excess to the First Mortgage Loan. At December 31, 1997 and 1996, Travelers held approximately $11,969,000 and $14,669,000, respectively, of cash which is reflected in the balance sheets of the Operating Partnership as restricted cash and cash equivalents.

           Certain of the owners of the Operating Partnership's partners have issued guarantees that will become effective only if these owners force the Operating Partnership into bankruptcy. If a Forbearance Termination Event, as defined in the Plan, occurs, the property will revert to the first mortgage lenders.

           During 1996, the Operating Partnership expensed $3,162 of professional fees, relating to the Plan. No amounts were expensed for professional fees related to the Plan in 1997. Under the Plan, the Operating Partnership is responsible for specified professional fees of the lender incurred in connection with the Plan which are to be paid from cash flow of the property.

       (d) UDAG Loan - The Operating Partnership received a $4,000,000 loan under the UDAG Loan. The UDAG Loan accrued interest at 12% until October 1987, at which time semiannual interest and principal payments became due based upon a 15-year amortization schedule and a 12% interest rate.

           Under the Plan, the interest rate was retroactively adjusted and certain accrued interest amounts were capitalized. Specifically, the Plan provides that the interest rate payable on the UDAG Loan is simple interest at 12% per annum through July 1991, and simple interest at 4% per annum from August 1, 1991. The Operating Partnership has agreed to make quarterly payments to the City of Chicago in the amount of 54.75% of the management fee under the Management Agreement (this is possible because Financial Place Corporation agreed, in an amendment to the Management Agreement, that payment of a portion of its fee is to be deferred). The Plan makes this the only funds of the Operating Partnership that can be used to pay the UDAG Loan. These payments are to be applied first to interest, then to principal. The maturity date of the UDAG Loan is changed by the Plan to October 1, 1998 from September 30, 1995. The UDAG Loan may be prepaid at any time.

      (d) UDAG Loan (Continued) - As of the effective date of the Plan, $4,458,771 of interest on the indebtedness per the original agreement has been accrued. Pursuant to the Plan, as of the Effective Date, $3,161,220 of accrued interest was capitalized and added to the principal balance of the UDAG Loan. The remaining $1,297,551 of interest was forgiven. Under Statement of Financial Accounting Standards No. 15 ("SFAS No. 15"), "Accounting by Debtors and Creditors for Troubled Debt Restructurings," if the total future payments under the restructuring are less than the principal and accrued interest balance of the former loan at the time of restructuring, a gain on the restructuring should be recognized. As a result of this, the Operating Partnership reported a gain on restructuring the UDAG Loan in the amount of $180,000 for 1996 and recognized no interest expense for the year ended December 31, 1997. It is expected that no interest expense will be recorded through the maturity of the loan.

   As of December 31, 1997, the principal balance and accrued interest on the UDAG Loan were $6,941,553 and $355,749, respectively. In accordance with SFAS No. 15, the accrued interest is classified in the balance sheet of the Operating Partnership as part of mortgage and construction notes payable.

      (e) Northern Trust Loan - The Plan provides that the interest rate payable to the Northern Trust Company ("Northern Trust") under its loan will be reduced from the prime rate to 4% per annum on the Effective Date. The outstanding principal balance of the loan as of the Effective Date was $2,800,000. The Operating Partnership agreed to make quarterly payments to Northern Trust in the amount of 20.25% of the management fee under the Management Agreement; the Plan makes these the only funds of the Operating Partnership that can be used to pay the Northern Trust Loan. These payments are to be applied first to interest then to principal. The maturity date of the Northern Trust Loan has been changed by the Plan to October 1, 1998. The Northern Trust Loan may be prepaid at any time. Under the Plan, Northern Trust released its security for its loan. As of December 31, 1997, all accrued interest related to the Northern Trust Loan has been paid.

      (f) Garage Land - On March 14, 1984, the Operating Partnership purchased an adjoining parcel of land for 2,700,000. As part of the purchase agreement, the Operating Partnership has entered into a management agreement with the seller, Van Buren Company ("VBC"), to manage the garage operations for an initial term of 25 years plus, at VBC's option, three 25-year renewal terms. VBC will be paid a management fee of $7,500 to $10,000 plus a percentage of net income (as defined) from garage operations. The Operating

           Partnership had pledged a $1,400,000 standby letter of credit to VBC to secure the Operating Partnership's obligations under the management agreement. As of January 1, 1995, the standby letter of credit was decreased to $500,000. This management agreement was not modified by the Plan.

3.    INVESTMENT IN OPERATING PARTNERSHIP (CONTINUED

      (g) Operating Partnership Agreement (as Amended and Restated) - As a result of the Plan, the One Financial Place Partnership Agreement was amended and restated (the "Operating Partnership Agreement"). Under the Operating Partnership Agreement, OFP Corporation ("Newco") and Financial Place 1994 Limited Partnership ("NLP") became the partners of the Operating Partnership in January 1995. Each of the existing partners of the Operating Partnership as of December 31, 1994 ("Prior Partners") transferred their entire interest in the Operating Partnership to NLP. Newco, whose shareholders are the prior partners, was admitted as a partner of the Operating Partnership with an initial capital contribution of $1,000, which was made in 1997. As the prior partners' interests in the Operating Partnership effectively remain the same, the Plan and the resultant amendment to the Operating Partnership Agreement have no impact on the basis of accounting utilized for financial statement purposes.

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

          In the event of a Major Capital Event, distributions will be made as specified in (1) through (5) above, then to the partners having positive capital account balances and, finally, 1% to Newco and 99% to NLP.

          The Partnership's investment in the Operating Partnership at December 31, 1997 and 1996 is summarized as follows:

                                                                        1997               1996
Cumulative capital contributions made in cash                          $   47,900,000      $   47,900,000
Acquisition costs                                                             164,000             164,000
Distribution from Operating Partnership                                    (6,033,000)         (6,033,000)
Recognized losses from Operating Partnership                              (42,031,000)        (42,031,000)
                                                                        -------------      --------------
                                                                        $      -            $      -
                                                                        =============       =============

      (g) Operating Partnership Agreement (as Amended and Restated) (Continued) - As discussed in Note 2 to the financial statements, the Partnership accounts for its investment in the Operating Partnership on the equity method. Under the equity method of accounting, the investment cost is adjusted by the Partnership's share of the Operating Partnership's results of operations and by distributions received or accrued. Equity in the loss of the Operating Partnership is no longer recognized because the investment balance has been written down to $0.

          The financial statements of the Operating Partnership as of December 31, 1997 and 1996 and for the years then ended are as follows:


Balance Sheets                                                             1997                 1996
Assets:

  BUILDING AND IMPROVEMENTS, net of
    accumulated depreciation of $51,843,194 and
    $48,573,159 in 1997 and 1996, respectively                            $  73,675,646        $  74,926,228
  LAND                                                                        8,675,000            8,675,000
  OTHER ASSETS, net of accumulated
    amortization of $17,240,344 and                                          22,662,429           25,922,015
    $16,432,674 in 1997 and 1996, respectively                            -------------        -------------


TOTAL ASSETS                                                              $ 105,013,075        $ 109,523,243
                                                                          ==============       =============

Liabilities and Partners' Deficit:

  LIABILITIES:

    Mortgage and construction notes payable                               $ 190,315,108        $ 188,145,212
    Other liabilities                                                        55,104,258           53,575,276
    $16,432,674 in 1997 and 1996, respectively                            -------------        -------------

                                                                            245,419,366          241,720,488
  PARTNERS' DEFICIT                                                        (140,406,291)        (132,197,245)
    $16,432,674 in 1997 and 1996, respectively                            -------------        -------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT                                   $ 105,013,075        $ 109,523,243
                                                                          ==============       =============

 Statements of Operations                                                       1997               1996
REVENUES:
  Rental income                                                              $  28,009,125       $ 28,199,557
  Interest and other income                                                      1,829,040          1,759,445
    $16,432,674 in 1997 and 1996, respectively                               -------------       ------------
                                                                                29,838,165         29,959,002
    $16,432,674 in 1997 and 1996, respectively                               -------------       ------------

EXPENSES:
  Depreciation and amortization                                                  4,077,705          4,049,050
  Interest expense                                                              19,238,645         19,031,074
  Other expenses                                                                14,731,861         14,530,047
    $16,432,674 in 1997 and 1996, respectively                               -------------       ------------
                                                                                38,048,211         37,610,171
    $16,432,674 in 1997 and 1996, respectively                               -------------       ------------

NET LOSS BEFORE REORGANIZATION ITEMS                                            (8,210,046)        (7,651,169)

REORGANIZATION ITEMS:
  Gain on debt restructuring                                                             -            180,000
  Professional fees                                                                     -              (3,169)
    $16,432,674 in 1997 and 1996, respectively                               -------------       -------------

NET LOSS                                                                     $  (8,210,046)      $ (7,474,338)

                                                                             =============       ============
NET LOSS ALLOCATED TO ONE FINANCIAL
  PLACE LIMITED PARTNERSHIP                                                   $ (8,127,125)      $ (7,399,594)
                                                                             =============       ============
NET LOSS ALLOCATED TO OTHER PARTNERS                                             $ (82,921)         $ (74,744)
                                                                             =============       ============

4.    ESTIMATED LOSSES FOR INCOME TAX PURPOSES

      The Partnership's estimated losses for income tax purposes for 1997 and 1996 differ from the net loss for financial reporting purposes primarily due to not recognizing Operating Partnership losses in excess of investment for financial reporting purposes. These losses are fully recognized for tax purposes. The 1997 tax return for the Operating Partnership has not yet been completed as of the date of these financial statements; therefore, the Partnership's tax loss for 1997 is an estimate and is subject to change. The estimated losses for income tax purposes for 1997 and 1996 are as follows:

                                                                                1997                1996
Net loss for financial reporting purposes                                      $    (326,500)      $   (311,504)

Add expenses accrued and payable to related parties
   not deductible until year of payment for tax purposes                             250,000            250,000

Deduct equity in Operating Partnership's tax loss in
  excess of financial statement loss                                             (10,152,640)        (10,417,636)
                                                                               -------------       -------------
Losses for income tax purposes                                                 $ (10,229,140)      $ (10,479,140)
                                                                               =============       =============

5.    RELATED-PARTY TRANSACTIONS

      Related-party transactions with Winthrop Financial and its affiliates include the following:

         Expenses for 1997 and 1996 include management fees of $250,000 per year payable to Winthrop Financial.

         At December 31, 1997 and 1996, fees payable to related parties included professional fees and other advances payable to Winthrop Financial of $322,091 and $245,590, respectively.

         Fees payable to related party included management fees of $2,500,000 and $2,250,000 as of December 31, 1997 and 1996, respectively.


6.    GOING CONCERN UNCERTAINTY

      The Operating Partnership's recurring net losses, partners' deficit, limited availability of additional capital and approaching maturity date of its mortgage notes payable, note payable - UDAG and bank loan payable, raise substantial doubt about its ability to continue as a going concern. If the Operating Partnership is unable to pay amounts due under mortgage notes payable at the October 1, 1998 due date, the holder of the mortgage notes will have the right to foreclose on the Operating Partnership's real estate and related assets.

      During the past two years, management of the Operating Partnership and the partners have pursued, primarily with well capitalized Real Estate Investments Trusts, additional capital to facilitate a restructuring of the Operating Partnership's mortgage notes payable, with the principal goal to defer any potential foreclosure action. Because of the substantial excess of debt balance above the property's market value and the mortgage holders' reluctance to discuss a discounted debt payoff, no progress has been made to date. Recently, because of increasing office rental rates and property values, prospects for a debt restructuring have improved; however, there is no assurance that such a debt restructuring will occur prior to the October 1, 1998 due date of the mortgage notes payable.

      In that the Partnership was created solely for the purposes of acquiring and holding for investment a general partnership interest in the Operating Partnership and whereas the primary business of the Operating Partnership is to own and operate the Project, the potential foreclosure against the underlying office tower also raises significant doubts about the Partnership's ability to continue as a going concern.

                                  * * * * * *

Item 8.  Disagreements with Accountants on Accounting and Financial Disclosure.

                  None.

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.


         Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1998, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                   Has Served as
                       Position Held with the      an Officer or
Name and Age           Managing General Partner    Director Since
------------           ------------------------    --------------

Michael L. Ashner      Chief Executive Officer       1-96
                         and Director

Edward Williams        Chief Financial Officer       4-96
                       Vice President and
                       Treasurer

Peter Braverman        Senior Vice President         1-96
                         and Director

Carolyn Tiffany        Vice President and Clerk     10-95

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Edward V. Williams, age 57 , has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996 and a Director since October 28, 1997. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

         Each of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

         Except as indicated above, neither the Registrant nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.


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

         (c) Changes in Control.

         There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions.

         (a)      Transactions with management and others.

         The directors, officers and partners of Winthrop and Linnaeus and the directors, officers and general partners of WIPI receive no remuneration or other compensation from the Registrant. Under the Registrant's partnership agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income, and loss and expense reimbursements from the Registrant. Winthrop accrued its $250,000 investor service fee for the years ended December 31, 1996 and 1997. As of the December 31, 1997, Winthrop had accrued a total of $2,500,000 in investor service fees.

         There were no other material transactions between the General Partners and their affiliates and the Registrant or the Operating Partnership and the General Partners and their affiliates during the years ended December 31, 1996 or 1997.


Item 13. Exhibits and Reports on Form 8-K

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

                          Date:  March 29, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name          Title                     Date


/s/ Michael L. Ashner   Chief Executive           March 29, 1998
---------------------
Michael L. Ashner        Officer and Director


/s/ Edward V. Williams  Chief Financial Officer   March 29, 1998
---------------------
Edward V. Williams

/s/ Peter Braverman     Senior Vice President     March 29, 1998
---------------------    and Director
Peter Braverman

                                Index to Exhibits

Exhibit
Number                                      Document
------                                      --------

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

10(viii) Interest Rate Exchange Agreements (3 year and 4 year, respectively) both dated as of April 1, 1984 between The First National Bank of Boston and the Registrant (1)

10(i) Loan Agreement between the Operating Partnership and the Prospect Company dated September 30, 1983, and all amendments thereto (the "Travelers Loan Agreement") (1)

10(x) Promissory Note dated September 30, 1983 in the amount of $150,000,000 from the Operating Partnership to the Prospect Company
           (1)

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

10(xiv) Promissory Notes dated October 3, 1983 of $1,000,000 and $3,000,000 respectively, from the Operating Partnership to the City of Chicago(1)

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