Form 10QSB
period 1998-03-31
ONE FINANCIAL PLACE LTD PARTNERSHIP
filed 1998-05-13
CIK 739918

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1998                  Commission File Number 0-13441


                    ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                    ---------------------------------------
       (Exact name of small business issuer as specified in its charter)


               Illinois                                04-2807084
               --------                                ----------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

   Five Cambridge Center, Cambridge, MA                    02142
   ------------------------------------                    -----
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (617) 234-3000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]  NO [ ]

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                    ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                            STATEMENT OF OPERATIONS
                             (UNAUDITED) (NOTE 1)


                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         1998           1997
                                                       --------      --------
EXPENSES:
     Management fees .............................     $ 62,500      $ 62,500
     Professional fees ...........................        9,826         9,978
     General and administrative ..................          502          --
                                                       --------      --------
         TOTAL EXPENSES ..........................       72,828        72,478
                                                       --------      --------

         NET LOSS ................................     $(72,828)     $(72,478)
                                                       ========      ========

Net Loss allocated to General Partners ...........     $ (1,457)     $ (1,450)
                                                       ========      ========

Net Loss allocated to Special Limited Partner ....     $     (7)     $     (7)
                                                       ========      ========

Net Loss allocated to Limited Partners ...........     $(71,364)     $(71,021)
                                                       ========      ========

Net Loss per Unit of Investor Limited
     Partnership Interest ........................     $(129.77)     $(129.14)
                                                       ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                    ONE FINANCIAL PLACE LIMITED PARTNERSIHP
            STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                             (UNAUDITED) (NOTE 1)

                                    ASSETS

                                                     March 31,    December 31,
                                                       1998            1997
                                                   -----------    -----------
ASSETS:

     Cash ......................................   $        11    $        19
                                                   -----------    -----------
         TOTAL ASSETS ..........................   $        11    $        19
                                                   ===========    ===========

LIABILITIES:

     Notes and fees payable - related parties ..   $ 2,894,911    $ 2,822,091
                                                   -----------    -----------
         Total Liabilities .....................     2,894,911      2,822,091
                                                   -----------    -----------


PARTNERS' CAPITAL (DEFICIT):

   Limited partners, 550 units authorized
      and outstanding ..........................     1,465,268      1,536,632
   Special limited partner .....................        (7,907)        (7,900)
   General partners ............................    (4,352,261)    (4,350,804)
                                                   -----------    -----------
      Total Partners' Deficit ..................    (2,894,900)    (2,822,072)
                                                   -----------    -----------

TOTAL LIABILITIES AND
   PARTNERS' DEFICIT ...........................   $        11    $        19
                                                   ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS

                             (UNAUDITED) (NOTE 1)

                                                      For the Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                           1998         1997
                                                        --------     --------
Cash flows from operating activities:
     Net loss ......................................    $(72,828)    $(72,478)
     Adjustments to reconcile net loss to net cash used in operating activities:

         Increase in related party notes
              and fees payable .....................      72,820       72,478
                                                        --------     --------

         Net cash used in operating activities .....          (8)           0
                                                        --------     --------

Net decrease in cash ...............................          (8)           0

Cash, beginning of period ..........................          19           18
                                                        --------     --------

Cash, end of period ................................    $     11     $     18
                                                        ========     ========



The accompanying notes are an integral part of these consolidated financial statements.

                    ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                             (UNAUDITED) (NOTE 1)


                               Investor       Special
                                Limited       Limited        General
                               Partners       Partner        Partners         Total
                             -----------    -----------    -----------    -----------
Balance, December 31, 1997   $ 1,536,632    $    (7,900)   $(4,350,804)   $(2,822,072)

Net loss .................       (71,364)            (7)        (1,457)       (72,828)
                             -----------    -----------    -----------    -----------

Balance, March 31, 1998 ..   $ 1,465,268    $    (7,907)   $(4,352,261)   $(2,894,900)
                             ===========    ===========    ===========    ===========



Balance, December 31, 1996   $ 1,856,569    $    (7,867)   $(4,344,274)   $(2,495,572)

Net loss .................       (71,021)            (7)        (1,450)       (72,478)
                             -----------    -----------    -----------    -----------

Balance, March 31, 1997 ..   $ 1,785,548    $    (7,874)   $(4,345,724)   $(2,568,050)
                             ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998

                                  (UNAUDITED)

1.   ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

     The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1998.

2.   TAXABLE LOSS

     The Partnership's taxable loss for 1998 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of depreciation incurred by the Operating Partnership and differences in the recognition of expenses accrued and payable to related parties not deductible until the year of payment for tax purposes.

3.   INVESTMENT IN PARTNERSHIPS

     The Partnership accounts for its investment in Financial Place 1994 Limited Partnership ("New LP") and OFP Corporation ("Newco"), who are the sole partners of One Financial Place Partnership (the "Operating Partnership"), using the equity method of accounting. Under the equity method of accounting, the initial investment is recorded at cost, increased or decreased by the Partnership's share of income or losses, and decreased by distributions. Equity in the loss of the Operating Partnership is no longer recognized once the investment balance reaches zero.

     The loss from the Operating Partnership, not recognized since the investment balance reached zero, will be offset against the Partnership's share of future income from the Operating Partnership.

Item 6.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OR PLAN OF OPERATION

This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

The Partnership's primary source of liquidity is distributions from New LP and Newco. New LP and Newco are the sole partners of the Operating Partnership. The Operating Partnership owns and operates a 39-story office building and a three-story trading annex located in Chicago, Illinois. The Partnership has not received any distributions for the past five years, and based on the current commercial real estate market in Chicago and the current status with the mortgage lenders, none are expected in the foreseeable future.

The Partnership requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. Although there is no requirement to do so, Winthrop Financial Co., Inc. ("Winthrop"), a general partner of the Registrant, has made loans to the Partnership since 1991 to cover the cost of these operating expenses. There can be no assurance, however, that Winthrop will continue to fund the Partnership's operating deficits. To date, Winthrop has advanced $332,411 to the Partnership, of which $10,320 was advanced during the first quarter of 1998. These loans are non-interest bearing and are to be repaid out of cash distributions if any, which the Partnership receives from Newco or New LP. The loans are to be prepaid prior to the Partnership making any cash distributions to its Limited Partners. In addition, an investor service fee payable to an affiliate of the General Partner of $250,000 per year continued to accrue during the period ending March 31, 1998. At March 31, 1998, the amount of fees payable was $2,562,500.

The Operating Partnership's recurring net losses, partners' deficit, limited availability of additional capital and approaching maturity date of its mortgage notes payable, note payable - UDAG and bank loan payable, raise substantial doubt about its ability to continue as a going concern. If the Operating Partnership is unable to pay amounts due under mortgage notes payable at the October 1, 1998 due date, the holder of the mortgage notes will have the right to foreclose on the Operating Partnership's real estate and related assets. At present, it is not expected that the Operating Partnership will be able to sell or refinance the Property for sufficient value upon the existing loan's maturity in October 1998. As a result, unless the Partnership can negotiate an extension or modification of the loan, or sell or refinance the Property, it is likely that the Property will be lost through foreclosure.

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

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  27.  Financial Data Schedule

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 1998.

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


                        ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                        (Registrant)

                        By:    Winthrop Financial Co., Inc.
                               a General Partner

                        By:    /s/ Edward V. Williams
                               ---------------------------
                               Edward V. Williams
                               Chief Financial Officer

                        By:    /s/ Michael L. Ashner
                               ---------------------------
                               Michael L. Ashner
                               Chief Executive Officer

Dated:  May 13, 1998