Form 10QSB
period 1998-06-30
ONE FINANCIAL PLACE LTD PARTNERSHIP
filed 1998-08-12
CIK 739918

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1998             Commission File Number 0-13441
                      -------------                                    -------



                    ONE FINANCIAL PLACE LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



            Illinois                                   04-2807084
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



  Five Cambridge Center, CAMBRIDGE, MA                            02142
----------------------------------------                    ------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:           (617) 234-3000
                                                            ------------------



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

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)  (NOTE 1)
------------------------------------------------------------------------------

                                                                Three Months Ended                Six Months Ended
                                                                     June 30,                          June 30,
                                                               1998             1997             1998             1997
                                                            ---------        ---------        ---------        ---------
EXPENSES:
   Administrative ...................................       $     850        $   1,324        $   1,352        $   1,324
   Management fees ..................................          62,500           62,500          125,000          125,000
   Professional fees ................................          21,423           37,498           31,249           47,476
                                                            ---------        ---------        ---------        ---------
TOTAL EXPENSES ......................................          84,773          101,322          157,601          173,800
                                                            ---------        ---------        ---------        ---------

NET LOSS ............................................       $ (84,773)       $(101,322)       $(157,601)       $(173,800)
                                                            =========        =========        =========        =========

Net Loss allocated to General Partners ..............       $  (1,695)       $  (2,026)       $  (3,152)       $  (3,476)
                                                            =========        =========        =========        =========

Net Loss allocated to Special Limited Partner .......       $      (9)       $     (10)       $     (16)       $     (17)
                                                            =========        =========        =========        =========

Net Loss allocated to Limited Partners ..............       $ (83,069)       $ (99,286)       $(154,433)       $(170,307)
                                                            =========        =========        =========        =========

Net Loss per Unit of Investor Limited
   Partnership Interest .............................       $ (151.03)       $ (180.54)       $ (280.79)       $ (309.68)
                                                            =========        =========        =========        =========


  The accompanying notes are an integral part of these financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
(UNAUDITED) (NOTE 1)
------------------------------------------------------------------------------


                                                                        June 30,         December 31,
                                                                          1998               1997
                                                                      -----------        -----------
ASSETS:

  Cash ........................................................       $        11        $        19
                                                                      -----------        -----------
      TOTAL ASSETS ............................................       $        11        $        19
                                                                      ===========        ===========

LIABILITIES:

  Notes and fees payable - related parties ....................       $ 2,979,684        $ 2,822,091
                                                                      -----------        -----------
      TOTAL LIABILITIES .......................................         2,979,684          2,822,091
                                                                      -----------        -----------


PARTNERS' CAPITAL (DEFICIT):

 Limited partners, 550 units authorized
    and outstanding ...........................................         1,382,191          1,536,632
 Special limited partner ......................................            (7,916)            (7,900)
 General partners .............................................        (4,353,956)        (4,350,804)
                                                                      -----------        -----------
      TOTAL PARTNERS' DEFICIT .................................        (2,979,673)        (2,822,072)
                                                                      -----------        -----------

     TOTAL LIABILITIES AND
     PARTNERS' DEFICIT ........................................       $        11        $        19
                                                                      ===========        ===========


  The accompanying notes are an integral part of these financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
(UNAUDITED) (NOTE 1)
------------------------------------------------------------------------------


                                                                          For the Six Months Ended
                                                                                  June 30,
                                                                            1998             1997
                                                                         ---------        ---------
Cash flows from operating activities:
   Net loss ......................................................       $(157,601)       $(173,800)

   Adjustments to reconcile net loss to net cash used by operating activities:

   Increase in related party notes and fees payable ..............         157,593          173,800
                                                                         ---------        ---------

    Net cash used by operating activities ........................              (8)               0
                                                                         ---------        ---------

Net decrease in cash .............................................              (8)               0

Cash, beginning of period ........................................              19               18
                                                                         ---------        ---------

Cash, end of period ..............................................       $      11        $      18
                                                                         =========        =========


  The accompanying notes are an integral part of these financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED) (NOTE 1)
------------------------------------------------------------------------------


                                              Investor            Special
                                               Limited            Limited            General
                                              Partners            Partner           Partners             Total
                                             -----------        -----------        -----------        -----------
Balance, December 31, 1997 ...........       $ 1,536,632        $    (7,900)       $(4,350,804)       $(2,822,072)
Net loss .............................          (154,433)               (16)            (3,152)          (157,601)
                                             -----------        -----------        -----------        -----------
Balance, June 30, 1998 ...............       $ 1,382,199        $    (7,916)       $(4,353,956)       $(2,979,673)
                                             ===========        ===========        ===========        ===========



Balance, December 31, 1996 ...........       $ 1,856,569        $    (7,867)       $(4,344,274)       $(2,495,572)
Net loss .............................          (170,307)               (17)            (3,476)          (173,800)
                                             -----------        -----------        -----------        -----------
Balance, June 30, 1997 ...............       $ 1,686,262        $    (7,884)       $(4,347,750)       $(2,669,372)
                                             ===========        ===========        ===========        ===========


  The accompanying notes are an integral part of these financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 (UNAUDITED)
------------------------------------------------------------------------------


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

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION
------------------------------------------------------------------------------


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

The Partnership requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. Although there is no requirement to do so, Winthrop Financial Co., Inc. ("Winthrop"), a general partner of the Registrant, has made loans to the Partnership since 1991 to cover the cost of these operating expenses. There can be no assurance, however, that Winthrop will continue to fund the Partnership's operating deficits. To date, Winthrop has advanced $354,684 to the Partnership, of which $22,273 was advanced during the second quarter of 1998. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Partnership receives from Newco or New LP. The loans are to be repaid prior to the Partnership making any cash distributions to its Limited Partners. In addition, an investor service fee payable to an affiliate of a general partner of $250,000 per year continued to accrue during the period ending June 30, 1998. At June 30, 1998, the amount of fees payable was $2,625,000. Accordingly, it is highly unlikely that Limited Partners will receive additional distributions from the Partnership.

Results of Operations

Revenues and expenses remained relatively constant for the six months ended June 30, 1998 as compared to 1997.

The Operating Partnership's recurring net losses, partners' deficit, limited availability of additional capital and approaching maturity date of its mortgage notes payable, note payable - UDAG and bank loan payable, raise substantial doubt about its ability to continue as a going concern. If the Operating Partnership is unable to pay amounts due under mortgage notes payable at the October 1, 1998 due date, the holder of the mortgage notes will have the right to foreclose on the Operating Partnership's real estate and related assets. At present, it is not expected that the Operating Partnership will be able to sell or refinance the property for sufficient value upon the existing loan's maturity in October 1998. As a result, unless the Partnership can negotiate an extension or modification of the loan or sell or refinance the Property, it is likely that the Property will be lost through foreclosure resulting in a termination of the Partnership. Upon the termination of the Partnership, the Partners will realize an overall gain, which will approximate their current negative capital account balances.

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

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

PART II-OTHER INFORMATION
------------------------------------------------------------------------------



Item 6.  Exhibits and Reports on Form 8-K


          (a)     Exhibits:

                  27.  Financial Data Schedule

          (b)     Reports on Form 8-K:

                  No reports on Form 8-K were filed during the six months ended June 30, 1998.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

SIGNATURES
------------------------------------------------------------------------------


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


                                 ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                                 (Partnership)

                                 By:    Winthrop Financial Co., Inc.
                                        A General Partner

                                 By:    /s/ Edward V. Williams
                                        --------------------------------
                                        Edward V. Williams
                                        Chief Financial Officer

                                 By:    /s/ Michael L. Ashner
                                        --------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer




DATED:    August 12, 1998