Form 10QSB
period 1998-09-30
ONE FINANCIAL PLACE LTD PARTNERSHIP
filed 1998-11-12
CIK 739918

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1998          Commission File Number 0-13441
                      ------------------                                 -------



                     ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                     ---------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Illinois                                      04-2807084
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Five Cambridge Center, Cambridge, MA                              02142
---------------------------------------                         ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:               (617) 234-3000
                                                               -----------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      YES  X      NO ___
                                                          ---

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
(UNAUDITED)  (NOTE 1)
--------------------------------------------------------------------------------

                                                              Three Months Ended,                    Nine Months Ended,
                                                                 September 30,                          September 30,
                                                           1998                1997               1998                1997
                                                      --------------------------------------------------------------------
EXPENSES:
  Administrative................................       $     631            $     485        $       1,983         $      1,809
  Management fees...............................          62,500               62,500              187,500              187,500
  Professional fees.............................          10,146                2,202               41,394               49,678
                                                       ---------            ---------         ------------         ------------
TOTAL EXPENSES..................................          73,277               65,187              230,877              238,987
                                                       ---------            ---------         ------------         ------------


NET LOSS........................................       $ (73,277)           $ (65,187)          $ (230,877)          $ (238,987)
                                                       ==========           ==========          ===========          ===========

Net Loss allocated to General
  Partners......................................       $  (1,466)           $  (1,304)          $   (4,618)          $   (4,780)
                                                       ==========           ==========          ===========          ===========

Net Loss allocated to Special
   Limited Partners.............................       $      (7)           $      (7)          $      (23)          $      (24)
                                                       ==========           ==========          ===========          ===========

Net Loss allocated to Limited
  Partners......................................       $ (71,804)           $ (63,876)          $ (226,236)          $ (234,183)
                                                       ==========           ==========          ===========          ===========

Net Loss per Unit of Investor
  Limited Partnership Interest..................       $ (130.55)           $ (116.14)          $  (411.34)          $  (425.79)
                                                       ==========           ==========          ===========          ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
(UNAUDITED)  (NOTE 1)

--------------------------------------------------------------------------------

                                                                       September 30,             December 31,
                                                                            1998                     1997
                                                                            ----                     ----
         ASSETS:

           Cash.................................................           $        11              $        19
                                                                           -----------              -----------

              TOTAL ASSETS.....................................            $        11              $        19
                                                                           ===========              ===========

         LIABILITIES:

           Notes and fees payable
             - related parties..................................           $ 3,052,960              $ 2,822,091
                                                                           -----------              -----------

              TOTAL LIABILITIES.................................             3,052,960                2,822,091



         PARTNERS' CAPITAL (DEFICIT):

           Limited Partners, 550 units
            authorized and outstanding..........................             1,310,396                1,536,632
           Special Limited Partner..............................                (7,923)                  (7,900)
           General Partners.....................................            (4,355,422)              (4,350,804)
                                                                           -----------              -----------

              TOTAL PARTNERS' DEFICIT...........................            (3,052,949)              (2,822,072)
                                                                           -----------              -----------
              TOTAL LIABILITIES AND
                 PARTNERS DEFICIT...............................           $        11              $        19
                                                                           ===========              ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS
(UNAUDITED)  (NOTE 1)
--------------------------------------------------------------------------------

                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                                1998                      1997
                                                                                ----                      ----
         Cash flows from operating activities:
         Net loss ...............................................            $(230,877)                  $(238,987)

         Adjustments to reconcile net loss to net cash used by operating activities:

         Increase in related party notes
            and fees payable.....................................              230,869                     238,987
                                                                             ----------                 ----------

         Net cash used by operating activities...................                   (8)                          0
                                                                             ----------                 ----------
         Net decrease in cash ...................................                   (8)                          0

         Cash, beginning of period...............................                   19                          18
                                                                             ----------                 ----------
         Cash, end of period.....................................            $      11                  $       18
                                                                             ==========                 ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)  (NOTE 1)
--------------------------------------------------------------------------------


                                                  Investor           Special
                                                   Limited           Limited          General
                                                  Partners           Partner          Partners                Total
                                                  --------           -------          --------                -----
      Balance, December 31, 1997                  $1,536,632        $ (7,900)        $(4,350,804)          $(2,822,072)
      Net loss                                      (226,236)            (23)             (4,618)             (230,877)
                                                 -----------     ------------    ----------------        --------------
      Balance, September 30, 1998                 $1,310,396        $ (7,923)        $(4,355,422)          $(3,052,949)
                                                  ==========        =========        ============          ============


      Balance, December 31, 1996                  $1,856,569         $(7,867)        $(4,344,274)          $(2,495,572)
      Net loss                                      (234,183)            (24)             (4,780)             (238,987)
                                                 ------------     -----------    ----------------        --------------
      Balance, September 30, 1997                 $1,622,386         $(7,891)        $(4,349,054)          $(2,734,559)
                                                  ==========         ========        ============          ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
 (UNAUDITED)
--------------------------------------------------------------------------------

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

         The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. The balance sheet at December 31, 1997 was derived from audited financial statements at such date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's annual report on Form 10-KSB as of and for the year ended December 31, 1997.

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

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
 (UNAUDITED)
--------------------------------------------------------------------------------


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

         The Partnership requires cash to pay operating expenses associated with reporting to its Limited Partners, including audit, printing and mailing costs. Although there is no requirement to do so, Winthrop Financial Co., Inc. ("Winthrop"), a general partner of the Partnership, has made loans to the Partnership since 1991 to cover the cost of these operating expenses. There can be no assurance, however, that Winthrop will continue to fund the Partnership's operating deficits. To date, Winthrop has advanced $365,460 to the Partnership, of which $10,776 was advanced during the third quarter of 1998. These loans are non-interest bearing and are to be repaid out of cash distributions, if any, which the Partnership receives from Newco or New LP. The loans are to be repaid prior to the Partnership making any cash distributions to its Limited Partners. In addition, an investor service fee payable to an affiliate of a general partner of $250,000 per year continued to accrue during the period ending September 30, 1998. At September 30, 1998, the amount of fees payable was $2,687,500. Accordingly, it is highly unlikely that Limited Partners will receive additional distributions from the Partnership.

         The Partnership is dependent upon the management agents of the Operating Partnership for management and administrative services. The management agents of the Operating Partnership are at various stages of completing an assessment of their computer systems. These Year 2000 costs, if any, are the responsibility of the individual management agents. The Partnership does not expect that it will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

         Results of Operations

         Revenues and expenses remained relatively constant for the nine months ended September 30, 1998 as compared to 1997.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998
(UNAUDITED)
--------------------------------------------------------------------------------

         Pending Foreclosure

         After extensive negotiations, in 1995 a Plan of Reorganization for the Operating Partnership (the "Plan") became effective. Pursuant to the Plan, Travelers, the property's first mortgage lender, agreed to (i) defer collection of an aggregate amount of approximately $16,800,000,
         (ii) reduce current debt service by an aggregate amount of approximately $16,800,000 thereafter, (iii) extend the maturity date of the Travelers debt by three years to October 1, 1998 with reduced current debt service through such date and (iv) not require the Operating Partnership to contribute any additional funds. In exchange for these concessions, the Operating Partnership agreed to give Travelers greater control over the property and its operations. In addition, Travelers required that the Operating Partnership place in escrow a deed conveying the Property to Travelers in the event of default. As a protection against any possible interference with operation of this escrow, Travelers required that Winthrop, the Development partners and certain of their affiliates agree, through "Guaranties," not to take any action and not to permit the Operating Partnership and OFP to take any action to prevent Travelers from taking ownership of the property if there is such a default.

         In addition to the Travelers debt, which has a total original principal balance of $173,700,000 and a balance at September 30, 1998 of $222,200,000, One Financial Place is encumbered by a loan payable to the City of Chicago ("UDAG Loan") with an outstanding balance at September 30, 1998 of $6,700,000 and a line of credit from The Northern Trust Company with an outstanding balance at September 30, 1998 of $2,400,000.

         On October 1, 1998 the Operating Partnership defaulted on all of its debt. Travelers has opted not to record the deeds immediately but has instead elected to take the property through the foreclosure process. As a result, it is expected that the property will be held through January 1999, thereby deferring the partners' tax liability for one year. A 1999 disposition of the property will trigger taxable income of approximately $250,000 per limited partner unit.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 6.  Exhibits and Reports on Form 8-K

          (a)     Exhibits:

                  27.  Financial Data Schedule

          (b)     Reports on Form 8-K:

         No reports on Form 8-K were filed during the nine months ended September 30, 1998.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

SIGNATURES
--------------------------------------------------------------------------------


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

                                        ONE FINANCIAL PLACE LIMITED PARTNERSHIP
                                        (Partnership)

                                        By:  Winthrop Financial Co., Inc.
                                             a General Partner

                                        By:  /s/ Edward V. Williams
                                             ----------------------
                                             Edward V. Williams
                                             Chief Financial Officer

                                        By:  /s/ Michael L. Ashner
                                             ----------------------
                                             Michael L. Ashner
                                             Chief Executive Officer

DATED:    November 13, 1998