Form 10KSB
period 1998-12-31
ONE FINANCIAL PLACE LTD PARTNERSHIP
filed 1999-04-15
CIK 739918

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                                 Commission File
For the fiscal year ended December 31, 1998                      Number  0-13441



                    ONE FINANCIAL PLACE LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)



            Illinois                                            04-2807084
(State of other jurisdiction of                              (I.R.S. Employee
 incorporation or organization)                           Identification Number)



5 Cambridge Center, Cambridge, Massachusetts                             02142
   (Address of principal executive offices)                           (Zip Code)



        Registrant's telephone no., including area code: (617) 234-3000

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:


                         Limited Partnership Interests
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /_/

The Registrant had no revenues for its most recent fiscal year.

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

         The Registrant's only business is investing in and acting as a general partner of the Operating Partnership. The Operating Partnership's only business was to own and operate the Property. The general partners of the Operating Partnership were, until the Effective Date of the Plan (as discussed below) (i) Casati-Heise Partnership ("Casati-Heise"), an Illinois general partnership which acted as the managing general partner for the purpose of handling the day to day business of the Operating Partnership, (ii) Option Center, Ltd. ("Option Center"), an Illinois corporation, (iii) MSE Real Estate Investments, Inc. ("MSE"), an Illinois corporation, and (iv) the Registrant. Casati-Heise, Option Center and MSE, collectively, are hereinafter referred to as the "Development Partners". Under the Operating Partnership's Plan of Reorganization (the "Plan"), which is more fully described below, each of the Registrant, the Development Partners received interests in Financial Place 1994 Limited Partnership, an Illinois limited partnership ("New LP") and received shares in OFP Corporation, an Illinois corporation ("Newco") in place of their prior partnership interest in the Operating Partnership and Newco and New LP became the sole general partners of the reconstituted Operating Partnership with Newco acting as managing general partner. Newco also serves as the managing general partner of New LP and the business and affairs of Newco are managed directly by the Registrant and the Development Partners, the shareholders of Newco. The provisions regarding Major Decisions (which are defined in the Articles of Shareholders of Newco (the "Newco Articles") as those basic business judgments which establish the economic parameters of the operation of the business of Newco, New LP and the Operating Partnership) are substantially similar to those contained in the prior partnership agreement of the Operating Partnership except that a decision to file a bankruptcy case against Newco, New LP or the Operating Partnership is defined as a Major Decision in the Newco Articles, requires the consent of 100% of the shareholders. The Plan also provided any prior general partner of the Operating Partnership the option to become a general partner of New LP if certain conditions were met. The prior general partners of the Operating Partnership who did not elect to become general partners of the New LP became limited partners of the New LP. As of March 15, 1999, only the Registrant has become a general partner of New LP.

         The Registrant acquired its interest in the Operating Partnership in exchange for a capital contribution in the amount of $47,900,000.

         As discussed below, on November 28, 1994, the Registrant's limited partnership agreement was amended and on November 29, 1994 an involuntary petition under Chapter 11 of the United States Bankruptcy Code was filed with respect to the Operating Partnership and the Operating Partnership also filed its plan of reorganization. On January 31, 1995 the Operating Partnership's plan of reorganization became effective, which plan modified the terms of the Operating Partnership's general partnership agreement and the terms of all the secured indebtedness of the Operating Partnership and eliminated all existing defaults under such debt. The Operating Partnership, however, defaulted on its debt in October 1998 and no work-out of the default was able to be negotiated and the lender commenced foreclosure proceedings. As a result, it is anticipated that the Property will be lost through foreclosure prior to the end of 1999.

         The Registrant was initially capitalized with contributions totaling $202,100 from the General Partners and the Special Limited Partner. On June 30, 1984, the Registrant completed an offering of 550 units of limited partnership interest ("Units") in the Registrant to limited partners ("Limited Partners"), raising capital contributions of $90,285,800, payable in installments pursuant to the terms of promissory notes ("LP Notes") which LP Notes were subsequently fully satisfied. The offering of Units was made pursuant to a Confidential Memorandum dated February 20, 1984 (the "Confidential Memorandum") in reliance on Regulation D promulgated under the Securities Act of 1933.

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

         On January 31, 1995 (the "Effective Date"), after extensive negotiations, a Plan of Reorganization for the Operating Partnership (the "Plan") became effective pursuant to an Order Confirming Plan of Reorganization for One Financial Place Partnership entered January 19, 1995, by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division in Case No. 94B23642.

         The Plan modified the terms of the Travelers Loan, the UDAG Loan and the Northern Trust Loan (collectively, the "Loans"), and on the Effective Date eliminated all existing defaults under the Loans. Under the Plan, Travelers agreed to (i) defer collection of an aggregate amount of approximately $16,800,000 through June 1994 (which consisted of funds previously advanced by Travelers for the payment of real estate taxes and debt service previously deferred), (ii) reduce current debt service by an aggregate amount of approximately $16,800,000 thereafter, (iii) extend the maturity date of the Travelers Loan by three years to October 1, 1998 with reduced current debt service through such date, and (iv) not require the Operating Partnership to contribute any additional funds. In exchange for these concessions, the Operating Partnership gave Travelers greater control over the Property and its operations by (a) agreeing that any positive cash flow after the payment of debt service will be deposited into a reserve held by Travelers, which cannot be distributed to the Operating Partnership and can only be used to fund any cash flow deficits of the Property, (b) expanding the events of default under the Travelers Loan documents, (c) agreeing that Travelers would have approval rights with respect to property budgets, leasing and capital improvements, (d) agreeing to defer and subordinate 75% of the Development Partners' management fees to pay certain expenses and to pay the debt service under the UDAG Loan and the Northern Trust Loan, (e) agreeing to pay other possible costs by the Development Partners, and (f) agreeing that the Operating Partnership would only have the right to receive cash proceeds upon a sale or refinancing of the Property after repayment of the Loans.

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

         The allocation of cash distributions among the Registrant, the Development Partners is revised under the reconstituted Operating Partnership. The following table sets forth the previous allocation provisions and the amended allocation provisions. The description of the amended allocations is a consolidation of the allocation provisions of the Operating Partnership Agreement, New LP partnership agreement and the Articles of Shareholders of Newco.


              Prior Allocations                                       Amended Allocations
              -----------------                                       -------------------

First:        Repay Travelers, UDAG and Northern Trust                No change

Second:       Repay loans from Development Partners, excluding        No change
              all amounts advanced by Financial Place Corporation
              ("FPC") to the Operating Partnership pursuant to
              that certain Agreement Related to Advances dated
              August 31, 1992 between FPC and the Operating
              Partnership ("FPC Loans")

Third:        Next $22.5 million, 1/3 to Registrant and 2/3 to         No change
              Development Partners and MSE (all but $4.4 million
              of this priority has already been distributed)

Fourth:       N/A                                                     50% to Registrant and 50% to FPC until all accrued and unpaid fees payable by the Operating Partnership to FPC and the FPC
                                                                      Loans are paid in full

Fifth:        To Registrant,  100% of $110 million reduced by         To Registrant, 100% of $50 million reduced by 50% of any
              50% of any  distributions  to Registrant  under         distributions to Registrant under Third and Fourth above
              Third above

Sixth:        The  balance,  50%  to  Registrant  and  50% to         The balance, 99% to Newco LP 1% to Newco
              Development Partners and MSE


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

         The Operating Partnership defaulted on the Travelers Loan at its maturity on October 1, 1998. The Managing General Partner and the Development Partners are continuing to negotiate with Travelers in an effort to again restructure the Travelers Loan. However, it is expected that any such restructuring will ultimately result in a loss of all or a portion of the Registrant's interest in the Property. If a restructuring of the

Travelers Loan cannot be obtained, it is expected that the Property will be lost through foreclosure in 1999.

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

         As of March 15, 1999, there were 627 holders of 550 outstanding Units.

         The Registrant's partnership agreement provides that Operating Revenues (as defined therein) shall be distributed from time to time to its partners in specified proportions and according to specified priorities. As a result of the Plan, all excess cash flow of the Operating Partnership, if any, is first used to establish reserves, pay operating expenses and satisfy the Loans. Accordingly, there were no distributions paid or accrued to the Limited Partners during the year ended December 31, 1998 and 1997. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's future distributions.

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

         Winthrop made loans to the Registrant to cover general and administrative expenses in 1991 through 1998, in the aggregate amount of $393,832, including $71,741 in 1998 and $76,501 in 1997, and has, through 1998, deferred $2,750,000 of its investor service fee (which fee equals $250,000 per year). Consequently, the Registrant will require cash to repay such loans, pay accrued and future investor service fees and general and administrative expenses. Given the current status with the mortgage lenders, there will not be any cash distributions from the Operating Partnership in the near future, and the Registrant will have to rely on additional operational advances from the General Partners (although there is no obligation under the Registrant's partnership agreement for the General Partners to continue to fund operating deficits) as well as continual deferral of their investor services fees. As discussed in "Item 1, Description of Business" the Operating Partnership achieved confirmation of its Plan, which restructured its debt and partnership arrangements. The principal effect of the restructuring is that it provided an opportunity for Limited Partners to retain an ownership interest in the Property, delay the tax effects of foreclosure and benefit should there be a sufficient upturn in the Chicago commercial real estate market. The Property, while well-regarded in the marketplace and relatively well-leased as compared to the market, has been affected by the market downturn. After extensive negotiations, the Operating Partnership was unable to sell or refinance the Property or negotiate a work-out agreement with the lender prior to the loans maturity in October 1998. As a result, the lender is currently in the process of foreclosing on the Property. It is expected that the foreclosure will occur in the near future. Accordingly, the original investment objective of capital growth from the inception of the Registrant will not be attained and that Limited Partners will not receive a return of their invested capital.

Results of Operations

         The results of operations in 1998 did not differ significantly from those in 1997. Until the Registrant sells its interest in the Operating Partnership or the Property is sold or foreclosed upon, it is expected that the Registrant's results of operations in future years will be similar to those in 1998. The Registrant did not receive any revenues in 1998 or 1997. The expenses of the Registrant have been the investor service fee and administrative expenses. Such expenses and the lack of revenues have caused a substantial loss from operations.

         The Registrant's equity in the loss of the Operating Partnership has been $0 since 1990. The Registrant accounts for its investment in the Operating Partnership under the equity method of accounting, which permits the deferral of the recognition of loss which would cause the investment account to become negative since the Registrant has no obligation to fund such losses. Under the equity method of accounting, the initial investment account is recorded at cost, increased or decreased by the Registrant's share of income or losses and decreased by distributions. In 1989, the investment account was reduced to zero and the Registrant begin deferring the recognition of its equity in the losses. The equity method of accounting is used solely for financial reporting purposes; all losses continue to be recognized for tax purposes. The cumulative deferred losses will be offset against the Registrant's share of any future income from the Operating Partnership.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the first half of 1998, the General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the General Partner and its affiliates, such custom programs are Year 2000 compliant.

         Following the completion of its assessment of the computer software and hardware, the General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, the General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Item 7.  Financial Statement.


ONE FINANCIAL PLACE LIMITED PARTNERSHIP

TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                            Page

INDEPENDENT AUDITORS' REPORT                                                13

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997:

   Balance Sheets                                                           14

   Statements of Operations                                                 15

   Statements of Changes in Partners' Deficit                               16

   Statements of Cash Flows                                                 17

   Notes to Financial Statements                                           18-24

INDEPENDENT AUDITORS' REPORT


To the Partners of
   One Financial Place Limited Partnership:

We have audited the accompanying balance sheets of One Financial Place Limited Partnership (the "Partnership") (an Illinois limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One Financial Place Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements for the year ended December 31, 1998 have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the recurring losses from operations that have been experienced by One Financial Place Partnership (the "Operating Partnership") the primary asset of the Partnership, the limited availability of additional capital to the Operating Partnership, the current defaults on the mortgage loans payable, and notification of intended foreclosure, raise substantial doubt about the Operating Partnership's ability to continue as a going concern. The doubt about the Operating Partnership's ability to continue as a going concern, in turn, raises significant doubts about the Partnership's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 16, 1999

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

ASSETS                                                  1998            1997
                                                    -----------     -----------


CASH                                                $        11     $        19
                                                    -----------     -----------

TOTAL ASSETS                                        $        11     $        19
                                                    ===========     ===========


LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES - Fees payable - related parties        $ 3,143,832     $ 2,822,091
                                                    -----------     -----------

            Total liabilities                         3,143,832       2,822,091
                                                    -----------     -----------

PARTNERS' DEFICIT:
  Limited partners, 550 units authorized and
    outstanding (see Note 1)                          1,213,418       1,528,732
  General partners                                   (4,357,239)     (4,350,804)
                                                    -----------     -----------

            Total partners' deficit                  (3,143,821)     (2,822,072)
                                                    -----------     -----------

TOTAL LIABILITIES AND PARTNERS' DEFICIT             $        11     $        19
                                                    ===========     ===========


See notes to financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                          1998           1997
                                                       ---------      ---------


EXPENSES:
  General and administrative                           $   1,983      $   2,288
  Professional fees                                       69,766         74,212
  Management fees                                        250,000        250,000
                                                       ---------      ---------

            Total expenses                               321,749        326,500
                                                       ---------      ---------

NET LOSS                                                (321,749)      (326,500)

NET LOSS ALLOCATED TO GENERAL
  PARTNERS                                                (6,435)        (6,530)
                                                       ---------      ---------

NET LOSS ALLOCATED TO LIMITED
  PARTNERS                                             $(315,314)     $(319,970)
                                                       =========      =========

NET LOSS PER UNIT OF INVESTOR LIMITED
  PARTNERSHIP INTEREST                                 $    (573)     $    (582)
                                                       =========      =========

NUMBER OF INVESTOR LIMITED PARTNER UNITS
  OUTSTANDING                                                550            550
                                                       =========      =========


See notes to financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                       Investor
                                                        Limited               Special                                      Total
                                                       Partners               Limited               General              Partners'
                                                       (Note 1)               Partner               Partners              Deficit
                                                      -----------           -----------           -----------           -----------

BALANCE, JANUARY 1, 1997                              $ 1,856,569           $    (7,867)          $(4,344,274)          $(2,495,572)

  Net loss                                               (319,937)                  (33)               (6,530)             (326,500)
                                                      -----------           -----------           -----------           -----------

BALANCE, DECEMBER 31, 1997                              1,536,632                (7,900)           (4,350,804)           (2,822,072)

  Net loss                                               (315,282)                  (32)               (6,435)             (321,749)
                                                      -----------           -----------           -----------           -----------

BALANCE, DECEMBER 31, 1998                            $ 1,221,350           $    (7,932)          $(4,357,239)          $(3,143,821)
                                                      ===========           ===========           ===========           ===========


See notes to financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                  1998         1997
                                                                               ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(321,749)   $(326,500)
  Adjustment to reconcile net loss to net cash (used in) provided by operating activities -
      Changes in assets and liabilities - increase in fees payable - related
        parties                                                                  321,741      326,501
                                                                               ---------    ---------

            Net cash (used in) provided by operating activities                       (8)           1
                                                                               ---------    ---------

NET (DECREASE) INCREASE IN CASH                                                       (8)           1

CASH, BEGINNING OF YEAR                                                               19           18
                                                                               ---------    ---------

CASH, END OF YEAR                                                              $      11    $      19
                                                                               =========    =========


See notes to financial statements.

ONE FINANCIAL PLACE LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

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

     In accordance with the limited partnership agreement, profits and losses are allocated 97.99% to the Investor Limited Partners (the "ILP"), 2% to the General Partners and .01% to the Special Limited Partner. The Investor Limited Partner equity balance of $1,221,350 is that amount allocable to the ILP based upon the terms of the Investor Limited Partnership Agreement. Given the net deficit balance and the impending foreclosure, it is highly unlikely that distributions will be available to satisfy such balances.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Financial Statements - The Partnership prepares its financial statements on the accrual basis of accounting. The Partnership accounts for its investment in the Operating Partnership using the equity method of accounting. Under the equity method of accounting, the investment cost (including amounts paid or accrued) is subsequently adjusted by the Partnership's share of the Operating Partnership's results of operations and by distributions received or accrued. Equity in the losses of the Operating Partnership are no longer recognized as the investment balance has been written down to zero.

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

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   LOSSES FOR INCOME TAX PURPOSES

     The Partnership's losses for income tax purposes for 1998 and 1997 differ from the net loss for financial reporting purposes primarily due to not recognizing Operating Partnership losses in excess of investment for financial reporting purposes. These losses are fully recognized for tax purposes. The losses for income tax purposes are as follows:


                                                                1998            1997
                                                           ------------    ------------

Net loss for financial reporting purposes                  $   (321,749)   $   (326,500)

Add expenses accrued and payable to related parties
   not deductible until year of payment for tax purposes        250,000         250,000

Deduct equity in Operating Partnership's tax loss in
  excess of financial statement loss                        (11,566,048)    (13,757,077)
                                                           ------------    ------------

Losses for income tax purposes                             $(11,637,797)   $(13,833,577)
                                                           ============    ============


4.   RELATED-PARTY TRANSACTIONS

     Related-party transactions with Winthrop Financial and its affiliates include the following:

     Expenses for 1998 and 1997 include management fees of $250,000 per year payable to Winthrop Financial.

     At December 31, 1998 and 1997, fees payable to related parties included professional fees and other advances payable to Winthrop Financial of $393,832 and $322,091, respectively.

     Fees payable to related parties included management fees of $2,750,000 and $2,500,000 as of December 31, 1998 and 1997, respectively.

5.   GOING CONCERN UNCERTAINTY

     The Operating Partnership's recurring net losses, partners' deficit, limited availability of additional capital, current defaults on the mortgage notes payable, note payable - UDAG and bank loan payable and notification of intended foreclosure raise substantial doubt about its ability to continue as a going concern. During the past two years, management of the Operating Partnership and the partners have pursued, primarily with well capitalized Real Estate Investments Trusts, additional capital to facilitate a restructuring of the Operating Partnership's mortgage notes payable, with the principal goal to defer any potential foreclosure action. Because of the substantial excess of debt balance above the property's market value and the mortgage holders' reluctance to discuss a discounted debt payoff, no progress has been made to date. Management will continue to evaluate alternative actions, however, notification of intended foreclosure has been served by the mortgage lender. At this time, it would appear that the Project will be lost through foreclosure prior to the end of 1999.

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

6.   INVESTMENT IN OPERATING PARTNERSHIP (UNAUDITED)

     On January 31, 1995 (the "Effective Date"), a Plan of Reorganization for the Operating Partnership (the "Plan") became effective pursuant to an Order Confirming Plan of Reorganization for One Financial Place Partnership entered on January 19, 1995, by the United States Bankruptcy Court for the Northern District of Illinois, Eastern Division, in Case No. 94B23642. The Plan was filed due to the Operating Partnership's default on its mortgage loans, Urban Development Action Grant Loan ("UDAG Loan") and Northern Trust Loan, all of which are discussed on the following pages.

     The Plan modified the terms of all the secured indebtedness of the Operating Partnership. The implementation of the Plan eliminated all existing defaults under the loans. Management of the Operating Partnership had believed the terms of the Plan would have enabled the Operating Partnership to generate sufficient cash flow to meet its obligations until the maturity date of the loans. However, the Operating Partnership's ability to meet its obligations, which are currently past due, is uncertain (Note 5). The modified terms of the loans pursuant to the Plan are summarized as follows:

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

          During 1997, the maturity dates of both parts of the First Mortgage Loan were extended to October 1, 1998. On that date, the Operating Partnership failed to pay the mortgage balance due and fell into default. Notification of intended foreclosure has been served by Travelers. The limited availability of additional capital to the Operating Partnership would appear to make such proceedings inevitable.

          Both the Outstanding Principal Balance and the Accrual Account of the Office First Mortgage and the Plaza/Garage First Mortgage accrued interest at the original interest rates (13% and 13 3/4%, respectively) until September 30, 1995 (approximately the original maturity date of the loans). Thereafter, they accrued interest at 8.41% (the "Market Rate"). Interest was payable monthly on the Outstanding Principal Balance of the two loans at a rate equal to the equivalent interest yield for United States Treasury bills or notes which mature on October 1, 1998 plus 250 basis points. through December 31, 1998. As an exception to the foregoing, the Plan provided that interest was not paid for the months of February 1995 through July 1995. In addition, the Plan provided that a portion of the interest for the months of December 1994 through January 1995 was not to be paid. All of the interest deferred pursuant to these provisions of the Plan was added to the Accrual Account balances of the two parts of the First Mortgage Loan, as was the excess of interest accruing on the loans after July 1995, over the current interest payments. No monthly principal amortization is required by the Plan.

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

     (b) Second Mortgage Loan - The Second Mortgage Loan ("Second Mortgage") was a $20,000,000 loan made on July 8, 1987 by Travelers which accrued interest at the rate of 10% per annum. The modification of the Second Mortgage under the Plan parallels that of the Office First Mortgage and the Plaza/Garage First Mortgage. As of the Effective Date, the amount owed on the Second Mortgage was also divided into an Outstanding Principal Balance and an Accrual Account. Subject to the deferral discussed hereafter, interest on the Outstanding Principal Balance will continue to be due and payable currently; interest on the Accrual Account will continue to accrue quarterly but it will not be payable except in specified circumstances until the maturity of the loans.

          During 1997, the maturity date of the Second Mortgage was also extended to October 1, 1998. As with the First Mortgage, the Operating Partnership failed to make the required payments to the mortgage holder on that date and fell into default on the Second Mortgage. Ultimately, it would appear that foreclosure proceedings on this note are also inevitable.

          Both the Outstanding Principal Balance and the Accrual Account of the Second Mortgage accrued interest at the original interest rate of 10% until September 30, 1995 (approximately the original maturity date). Thereafter, it accrued interest at the Market Rate, as previously defined. Interest is payable monthly on the Outstanding Principal Balance of the Second Mortgage at a rate equal to the equivalent interest yield for United States Treasury bills or notes which mature on October 7, 1998 plus 250 basis points through December 31, 1998. The deferral of interest in regard to the Second Mortgage under the Plan covered the payments for December 1994 through July 1995. All of the deferred interest was added to the Accrual Account Balance of the Second Mortgage, as was the excess of interest accruing on the loan after July 1995, over the current interest payments. No monthly principal amortization is required by the Plan.

          If the first mortgage loans are repaid in full, amounts in the Reserve Account (see page 9) in excess of $5,000,000 with the exceptions stated as follows, will be applied to the Second Mortgage.

          The provisions for contingent interest stated above also apply to the Second Mortgage.

     (c) Accrual Account and Other Plan Provisions - Since mid-1992, all rents and other revenues generated from the Operating Partnership's business have been deposited in an interest-bearing bank account under the control of Travelers. Pursuant to the Plan, Travelers remits to the Operating Partnership funds sufficient to pay the operating expenses of the property, pays any interest due under the Plan and funds an escrow for real estate taxes. Any funds received within the month, in excess of these requirements, are transferred to a "Reserve Account" where they are available to the Operating Partnership to meet its obligations under the Plan. After January 1, 1998, if the amount in the Reserve Account (except for amounts being held for specific uses, such as payment of real estate taxes or costs associated with signed leases) exceeds $5,000,000, Travelers has the right to apply the excess to the First Mortgage Loan.

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

          Under the Plan, the interest rate was retroactively adjusted and certain accrued interest amounts were capitalized. Specifically, the Plan provides that the interest rate payable on the UDAG Loan is simple interest at 12% per annum through July 1991, and simple interest at 4% per annum from August 1, 1991. The Operating Partnership has agreed to make quarterly payments to the City of Chicago in the amount of 54.75% of the management fee under the Management Agreement (this is possible because Financial Place Corporation agreed, in an amendment to the Management Agreement, that payment of a portion of its fee is to be deferred). The Plan makes this the only funds of the Operating Partnership that can be used to pay the UDAG Loan. These payments are to be applied first to interest, then to principal. The maturity date of the UDAG Loan was changed by the Plan to October 1, 1998 from September 30, 1995. As of that date, the Operating Partnership fell into default on the UDAG Loan.

          As of the effective date of the Plan, $4,458,771 of interest on the indebtedness per the original agreement has been accrued. Pursuant to the Plan, as of the Effective Date, $3,161,220 of accrued interest was capitalized and added to the principal balance of the UDAG Loan. The remaining $1,297,551 of interest was forgiven.

     (e) Northern Trust Loan - The Plan provides that the interest rate payable to the Northern Trust Company ("Northern Trust") under its loan will be reduced from the prime rate to 4% per annum on the Effective Date. The outstanding principal balance of the loan as of the Effective Date was $2,800,000. The Operating Partnership agreed to make quarterly payments to Northern Trust in the amount of 20.25% of the management fee under the Management Agreement; the Plan makes these the only funds of the Operating Partnership that can be used to pay the Northern Trust Loan. These payments are to be applied first to interest then to principal. During 1997, the maturity date of the Northern Trust Loan was changed by the Plan to October 1, 1998. As of that date, the Operating Partnership fell into default on this obligation. Under the Plan, Northern Trust released its security for its loan.

     (f) Garage Land - On March 14, 1984, the Operating Partnership purchased an adjoining parcel of land for $2,700,000. As part of the purchase agreement, the Operating Partnership has entered into a management agreement with the seller, Van Buren Company ("VBC"), to manage the garage operations for an initial term of 25 years plus, at VBC's option, three 25-year renewal terms. VBC will be paid a management fee of $7,500 to $10,000 plus a percentage of net income (as defined) from garage operations. The Operating Partnership had pledged a $1,400,000 standby letter of credit to VBC to secure the Operating Partnership's obligations under the management agreement. As of January 1, 1995, the standby letter of credit was decreased to $500,000. This management agreement was not modified by the Plan.

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

     The Partnership's investment in the Operating Partnership at December 31 is summarized as follows:


                                                    1998            1997
                                                ------------    ------------

      Cumulative capital contributions
         made in cash                           $ 47,900,000    $ 47,900,000
      Acquisition costs                              164,000         164,000
      Distribution from Operating
         Partnership                              (6,033,000)     (6,033,000)
      Recognized losses from Operating
         Partnership                             (42,031,000)    (42,031,000)
                                                ------------    ------------

                                                $        --     $        --
                                                ============    ============


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

Item 8.  Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1999, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                              Has Served as
                            Position Held with the            a Director or
Name                       Managing General Partner           Officer Since
----                       ------------------------           -------------

Michael L. Ashner          Chief Executive Officer            1-96
                           and Director

Thomas C. Staples          Chief Financial Officer            1-99

Peter Braverman            Executive Vice President           1-96
                           and Director

Patrick J. Foye            Vice President - Residential       10-98
                           and Director

Carolyn Tiffany            Chief Operating Officer            10-95
                           and Clerk

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Patrick J. Foye, age 41, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         Each of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties

Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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

         The directors, officers and partners of Winthrop and Linnaeus and the directors, officers and general partners of WIPI receive no remuneration or other compensation from the Registrant. Under the Registrant's partnership agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income, and loss and expense reimbursements from the Registrant. Winthrop accrued its $250,000 investor service fee for the years ended December 31, 1997 and 1998. As of the December 31, 1998, Winthrop had accrued a total of $2,750,000 in investor service fees.

         There were no other material transactions between the General Partners and their affiliates and the Registrant or the Operating Partnership and the General Partners and their affiliates during the years ended December 31, 1997 or 1998.

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

                               ONE FINANCIAL PLACE LIMITED PARTNERSHIP

                               By:  Winthrop Financial Co., Inc.
                                    General Partner

                                    By: /s/ Michael L. Ashner
                                        ----------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer

                                Date:  April 14, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name          Title                     Date
--------------          -----                     ----

/s/ Michael L. Ashner   Chief Executive           April 14, 1999
---------------------   Officer and Director
Michael L. Ashner


/s/ Thomas Staples      Chief Financial Officer   April 14, 1999
---------------------
Thomas Staples

/s/ Peter Braverman     Executive Vice President  April 14, 1999
---------------------   and Director
Peter Braverman

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

----------

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